Form 10-Q
period 2007-06-30
BladeLogic, Inc.
filed 2007-08-23
CIK 1175685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-33589

BLADELOGIC, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	04-3569976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Maguire Road, Lexington, Massachusetts	02421
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (781) 257-3500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐     No  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act) (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒

The number of shares outstanding of each of the Registrant’s classes of common stock as of August 15, 2007:

Title of Class	Shares Outstanding
Common Stock, $0.001 par value	26,858,965

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of June 30, 2007 (Unaudited), Pro Forma Consolidated Balance Sheet as of June 30, 2007 (Unaudited) and September 30, 2006	4
	Consolidated Statements of Operations (Unaudited) for the three and nine months ended June 30, 2007 and 2006	5
	Consolidated Statements of Cash Flows (Unaudited) for the nine months ended June 30, 2007 and 2006	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4T.	Controls and Procedures	28

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Submission of Matters to a Vote of Security Holders	39
Item 5.	Other Information	40
Item 6.	Exhibits	40
	Signatures	41

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. These statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, results of operations and financial condition. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in “Risk Factors” in this Quarterly Report on Form 10-Q. Accordingly, you should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements.  The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

ITEM 1. FINANCIAL STATEMENTS

BladeLogic, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and par value data)

	June 30, 2007
	Actual	Pro Forma (Note 2)	September 30, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,104	$79,173	$7,835
Accounts receivable, net	10,361	10,361	6,598
Prepaid expenses and other current assets	1,215	1,215	490
Total current assets	24,680	90,749	14,923
Property and equipment, net	1,114	1,114	882
Other assets	880	176	215
Total assets	$26,674	$92,039	$16,020

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$826	$814	$511
Accrued employee costs	4,336	4,336	2,359
Accrued other expenses	2,574	2,574	1,641
Deferred revenue, current portion	11,616	11,616	8,097
Shares subject to mandatory redemption	5,415	—	—
Total current liabilities	24,767	19,340	12,608
Deferred revenue, net of current portion	3,355	3,355	677
Stockholder deposits on restricted stock purchase	252	252	445
Total liabilities	28,374	22,947	13,730
Commitments (Note 7)
Redeemable preferred stock:
Redeemable series A preferred stock, $0.001 par value; 12,000,000 shares authorized, issued and outstanding (liquidation preference $5,880)	—	—	5,137
Redeemable convertible preferred stock, $0.001 par value; 19,114,222 total shares authorized, issued and outstanding (liquidation preference $22,800) (Note 7)	22,784	—	22,756
Stockholders’ (deficit) equity:
Common stock, $0.001 par value; 53,645,666 shares authorized; 12,435,473 shares issued and outstanding at June 30, 2007 (unaudited), 90,000,000 shares authorized and 26,682,571 shares issued and outstanding at June 30, 2007 pro forma (unaudited); 12,090,906 shares issued and outstanding at September 30, 2006	13	27	12
Additional paid-in capital	7,018	100,580	5,475
Accumulated deficit	(31,546)	(31,546)	(31,079)
Accumulated other comprehensive (loss) income	31	31	(11)
Total stockholders’ (deficit) equity	(24,484)	69,092	(25,603)
Total liabilities, redeemable preferred stock and stockholders’ (deficit) equity	$26,674	$92,039	$16,020

The accompanying notes are an integral part of the consolidated financial statements.

BladeLogic, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)

Net revenue:
License revenue	$10,908	$5,257	$30,267	$13,030
Services revenue	5,300	2,494	13,009	6,939
Total net revenue	16,208	7,751	43,276	19,969

Cost of revenue:
Cost of license revenue	398	131	983	365
Cost of services revenue	2,437	1,170	5,692	3,092
Total cost of revenue	2,835	1,301	6,675	3,457

Gross profit	13,373	6,450	36,601	16,512

Operating expense:
Sales and marketing	9,182	5,510	24,681	14,748
Research and development	3,291	3,263	9,022	7,143
General and administrative	1,158	696	3,482	1,817
Total operating expenses	13,631	9,469	37,185	23,708

Loss from operations	(258)	(3,019)	(584)	(7,196)

Other income:
Interest income	116	92	245	242
Other income	32	17	180	14
Total other income, net	148	109	425	256

Loss before provision for income tax	(110)	(2,910)	(159)	(6,940)

Provision for income taxes	162	45	308	120

Net loss	$(272)	$(2,955)	$(467)	$(7,060)

Accretion of preferred stock	90	117	306	350

Net loss available to common stockholders	$(362)	$(3,072)	$(773)	$(7,410)

Basic and diluted net loss per common share	$(0.03)	$(0.27)	$(0.06)	$(0.65)

Weighted average shares used in calculation of basic and diluted net loss per common share	12,094	11,573	11,963	11,376

PRO FORMA (Note 2)
Net loss	$(272)	$(2,955)	$(467)	$(7,060)

Pro forma basic and diluted
Net loss per common share	$(0.01)		$(0.02)

Pro forma weighted average shares used in calculation of basic and diluted net loss per common share	21,651		21,520

The accompanying notes are an integral part of the consolidated financial statements.

BladeLogic, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended June 30,
	2007	2006
	(unaudited)
Cash flows from operating activities:
Net loss	$(467)	$(7,060)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	483	394
Loss on disposal of fixed assets	2	—
Provision for bad debt	38	6
Interest on stockholder loans	—	(4)
Stock-based compensation	880	1,331
Changes in operating accounts:
Accounts receivable	(3,801)	(3,020)
Prepaid expenses and other current assets	(723)	(88)
Other long-term assets	(665)	(211)
Accounts payable	309	533
Accrued employee costs	1,898	(409)
Accrued other expenses	947	387
Deferred revenue	6,198	4,192
Net cash provided by (used in) operating activities	5,099	(3,949)
Cash flows from investing activities:
Purchase of property and equipment	(712)	(565)
Net cash used in investing activities	(712)	(565)
Cash flows from financing activities:
Proceeds from sale of preferred stock, net of issuance costs	—	169
Proceeds from sale of common and restricted stock	413	647
Purchase of treasury shares	—	(27)
Payment of equipment loans and capital lease obligations	—	(119)
Proceeds from repayment of shareholder notes receivable	363	—
Net cash provided by financing activities	776	670
Effect of exchange rates on cash	106	9
Net increase (decrease) in cash and cash equivalents	5,269	(3,835)
Cash and cash equivalents at beginning of period	7,835	11,272
Cash and cash equivalents at end of period	$13,104	$7,437

The accompanying notes are an integral part of the consolidated financial statements.

BladeLogic, Inc.

Notes to Consolidated Financial Statements

1.  Organization and Operations

BladeLogic, Inc. (the Company) was incorporated in the State of Delaware on July 31, 2001. The Company’s products and services enable organizations of any size to address the full lifecycle of data center management using one integrated solution for provisioning, change, administration and compliance across complex, distributed server and application environments. The Company’s solution provides IT departments the ability to effect rapid changes within the data center in a highly precise, secure and automated manner. Specifically, the Company’s products and services allow organizations to easily browse, provision, configure, patch, audit and remediate their servers and applications on an automated basis. Moreover, the Company’s solution allows organizations to enforce user-defined and industry-standard configuration policies with integrated auditing and remediation capabilities, resulting in enhanced compliance and security throughout the data center. The Company’s sophisticated packaging technology, coupled with a comprehensive roll-back capability, drastically reduces the time, complexity and risk associated with rolling out applications from development to production. The Company sells its products and support services through its direct sales force and, to a lesser extent, distribution partners.

The Company is headquartered in Lexington, Massachusetts. In addition to its multiple sales offices in North America, the Company also maintains sales offices in the United Kingdom, Europe and Asia.

2.  Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the consolidated financial statements.

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of June 30, 2007, the consolidated statements of operations for the three and nine months ended June 30, 2007 and 2006 and the consolidated statements of cash flows for the nine months ended June 30, 2007 and 2006 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position at June 30, 2007 and its results of operations for the three and nine months ended June 30, 2007 and 2006 and cash flows for the nine months ended June 30, 2007 and 2006. The results for the three and nine months ended June 30, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2007.

Unaudited Pro Forma Presentation

The unaudited pro forma balance sheet as of June 30, 2007 reflects the completion of the initial public offering, or IPO, of the Company’s common stock on July 30, 2007 in which the Company sold and issued 4,690,000 shares of the Company’s common stock, including 750,000 shares sold by the Company pursuant to the underwriters’ full exercise of their over-allotment option, at an issue price of $17.00 per share. The Company raised a total of $79.7 million in gross proceeds from the IPO, or approximately $71.9 million in net proceeds after deducting underwriting discounts and commissions of $5.6 million and other offering costs of $2.2 million. The unaudited pro forma balance sheet as of June 30, 2007 also reflects the automatic conversion upon the closing of the IPO of all outstanding shares of redeemable convertible preferred stock into 9,557,098 shares of common stock. In addition to the above, the pro forma statements reflect the accretion of redeemable series A preferred stock to redemption value and the payment of $5.9 million to redeem such stock upon the closing of the IPO.

The unaudited pro forma basic and diluted net loss per common share and the pro forma weighted average shares used in the calculation of basic and diluted net loss per common share eliminate accretion of the preferred stock discount and assumes conversion of all of the shares redeemable convertible preferred stock to common stock on the dates the preferred stock was issued and the issuance of a sufficient number of shares of common stock in the proposed initial public offering to fund the redemption of the redeemable series A preferred stock.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Change in fiscal year

In November 2005, the Company’s management and the Board of Directors elected to change, effective January 1, 2006, the Company’s fiscal year end from December 31 to September 30.

Reverse stock split

On June 8, 2007, the Board of Directors approved a 1-for-2 reverse stock split of the Company’s common stock, which became effective on June 14, 2007. All share and per share data has been retroactively adjusted to reflect this reverse split.

Management’s Estimates and Uncertainties

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that effect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

Significant estimates and judgments relied upon by the Company’s management in preparing these financial statements include revenue recognition, allowances for doubtful accounts, stock-based compensation and the recoverability of the Company’s net deferred tax assets and related valuation allowance.

Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from the Company’s estimates if these results differ from historical experience or other assumptions prove not to be substantially accurate, even if such assumptions are reasonable when made.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of 90 days or less. Cash equivalents are carried at cost, which approximates fair market value.

Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of these financial instruments approximates their carrying value.

Revenue Recognition

The Company recognizes revenue in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 97-2, Software Revenue Recognition as amended by SOP No. 98-9, Modification of SOP 97-2 With Respect to Certain Transactions, and derives revenue from software license fees, post-contract customer support, or PCS, and professional services. The Company generally sells licenses and services together as part of multiple-element arrangements. When the Company enters into a multiple-element arrangement, it uses the residual method to allocate the total fee among the elements of the arrangement. Under the residual method, license revenue is recognized upon delivery when vendor-specific objective evidence, or VSOE, of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Each license arrangement requires that the Company analyze the individual elements in the transaction and estimate the fair value of each undelivered element, which typically includes PCS and professional services. License revenue consists of license fees charged for the use of our products under perpetual and term license arrangements. License revenue from a perpetual arrangement is recognized upon delivery while license revenue from a term arrangement is recognized ratably over the duration of the arrangement on a straight-line basis. If an arrangement contains the right to receive additional software products on a when-and-if available basis and VSOE of fair value does not exist for this right, the Company defers all fees from such arrangements and records revenue on a subscription basis over the term of the arrangement beginning with the delivery of the first product. Additionally, for arrangements that include customer acceptance or other material non-standard terms, we defer revenue recognition until after acceptance, and all other criteria for revenue recognition have been met.

The Company recognizes revenue associated with software licenses and services sold through distributors, system integrators, managed service providers and value-added resellers (collectively, “resellers”) upon sell through to the end user so long as all other criteria for revenue recognition have been met.

PCS includes telephone support, bug fixes, and unspecified rights to product upgrades and enhancements, and are recognized ratably over the term of the service period, which is generally 12 months. The Company estimates the fair value of the PCS portion of an arrangement based on the price charged for PCS when sold separately. The Company sells PCS separately from any other element when customers renew PCS. In multiple-element arrangements where the Company sells maintenance for less than fair value, the Company defers the contractual price of the maintenance plus the difference between such contractual price and the fair value of maintenance. The Company makes a corresponding reduction in license revenue. Professional services include installation, basic consulting, training and reimbursable out-of-pocket expenses. The Company recognizes revenue for professional services as the services are performed. Generally, professional services relate to the implementation of the Company’s software products are not deemed essential to the functionality of the software products, and therefore, services revenue is recognized separately from license revenue. The fair value of the professional services portion of the arrangement is based on the rates that the Company charges for these services when sold independently from a software license. If, in the Company’s judgment, evidence of fair value cannot be established for the undelivered elements, the entire amount of revenue from the arrangement is deferred until evidence of fair value can be established, or until the elements for which evidence of fair value could not be established are delivered.

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is considered probable. The Company recognizes revenue based on the following:

•                  Evidence of an arrangement.  The Company considers a non-cancelable purchase order, with terms governed by a contract, to be representative of persuasive evidence of an arrangement.

•                  Delivery has occurred.  The Company considers delivery of the software to have occurred when a CD or other medium containing the licensed software is provided to a common carrier (FOB origin) or, in the case of electronic delivery, the customer is given electronic access to the licensed software, and no post-delivery obligations exist other than PCS and professional services. The Company considers delivery of services to occur upon performance of the contracted services.

•                  Fees are fixed or determinable.  Generally, the Company considers all arrangements with payment terms extending beyond 90 days and other arrangements with payment terms longer than those normally provided to customers in certain geographic areas not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized upon the earlier of cash receipt or when the amount becomes due and payable. If the fee is subject to refund or concession, the Company recognizes revenue when the right to a refund or concession lapses.

•                  Collection is deemed probable.  The Company conducts a credit review for all transactions at the inception of an arrangement to determine the creditworthiness of the customer. If the Company determines that collection is not probable, revenue is deferred and recognized upon the receipt of cash.

Product Warranties

Substantially all of the Company’s software products are covered by a standard 90 day warranty. In the event of a failure of software covered by this warranty, the Company must repair or replace the software or, if those remedies are insufficient, provide a refund. To date, the Company has not been required to record any reserve or revise any of the Company’s assumptions or estimates used in determining its warranty allowance. If the historical data the Company uses to calculate the adequacy of the warranty allowance is not indicative of future requirements, a warranty reserve may be required.

Allowance for Doubtful Accounts

The Company offsets gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews the allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectibility. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for doubtful accounts are recorded in sales and marketing expense.

Property and Equipment

Purchases of property and equipment are capitalized and stated at cost. Expenditures for maintenance and repairs are expensed as incurred. The Company reviews its property and equipment whenever events or changes in circumstances indicate that the carrying value of certain assets might not be recoverable.

Depreciation is calculated on the straight-line method based on the month the asset is placed in service over the following estimated useful lives:

Estimated Useful Life
Computer hardware and software	3 years
Furniture and fixtures	3 years
Leasehold improvements	Shorter of useful life or life of lease

Research and Development Costs

Research and development expenditures are charged to operations as incurred. Statement of Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed (“SFAS 86”), requires the capitalization of certain software development costs subsequent to the establishment of technology feasibility. Based on the Company’s product development process, technological feasibility is established upon the completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. Accordingly, the Company has charged all such costs to research and development expense in the accompanying statements of operations.

Stock-Based Compensation

As of June 30, 2007, the Company had two stock-based employee compensation plans which are more fully described in Note 8. Through December 31, 2005, the Company accounted for its stock-based awards to employees using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under the intrinsic value method, compensation expense is measured on the date of the grant as the difference between the deemed fair value of the Company’s common stock and the exercise or purchase price multiplied by the number of stock options or restricted stock awards granted.

Through December 31, 2005, the Company accounted for stock-based compensation expense for non-employees using the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, and EITF No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods and Services, and recorded the fair value of non-employee stock options as an expense over the vesting term of the option.

In December 2004, FASB issued SFAS No. 123(R), Share-Based Payment, which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. The Company adopted SFAS No. 123(R) effective January 1, 2006.

SFAS No. 123(R) requires nonpublic companies that used the minimum value method in SFAS No. 123 for either recognition or pro forma disclosures to apply SFAS No. 123(R) using the prospective transition method. As such, the Company will continue to apply APB Opinion No. 25 in future periods to equity awards outstanding at the date of SFAS No. 123(R)’s adoption that were measured using the minimum value method. Effective with the adoption of SFAS No. 123(R), the Company has elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted to employees. In accordance with SFAS No. 123(R), the Company will recognize the fair value of employee stock-based awards granted or modified on or after January 1, 2006 using the straight line method over the vesting period of the award.

Advertising Expense

Advertising expense primarily includes promotional expenditures and is expensed as incurred. Amounts incurred for advertising expense were not material for the three and nine months ended June 30, 2007.

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) is defined as the change in stockholders’ equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The comprehensive loss for all periods is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)
	(in thousands)
Net loss	$(272)	$(2,955)	$(467)	$(7,060)
Other comprehensive income (loss):
Currency translation adjustment	15	11	42	5
Total comprehensive loss	$(257)	$(2,944)	$(425)	$(7,055)

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated from local currency into U.S. dollars using the current exchange rate at balance sheet date for assets and liabilities, and the average exchange rate prevailing during the period for revenue and expenses. The functional currency for the Company’s foreign subsidiaries is considered to be the local currency for each entity and, accordingly, translation adjustments for these subsidiaries are included in accumulated other comprehensive loss within stockholders’ deficit. Certain intercompany and third-party foreign currency-denominated transactions generated foreign currency remeasurement gains of $32,000 and $17,000 for the three months ended June 30, 2007 and 2006, respectively, and  $180,000 and $14,000 for the nine months ended June 30, 2007 and 2006, respectively. Such gains are included within other income (expense) within the consolidated statements of operations.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which is the asset and liability method for accounting and reporting for income taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, SFAS No. 109 requires a valuation allowance against net deferred tax assets if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Net Loss Per Share

The Company calculates net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share, as clarified by EITF Issue No. 03-6, Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share. EITF Issue No. 03-6 clarifies the use of the “two-class” method of calculating earnings per share as originally prescribed in SFAS No. 128. Effective for periods beginning after March 31, 2004, EITF Issue No. 03-6 provides guidance on how to determine whether a security should be considered a “participating security” for purposes of computing earnings per share and how earnings should be allocated to a participating security when using the two-class method for computing basic earnings per share. The Company has determined that its redeemable convertible preferred stock represents a participating security and therefore has applied the provisions of EITF Issue No. 03-6.

Under the two-class method, basic net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding for the fiscal period. Diluted net income (loss) per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. The Company has allocated net income first to preferred stockholders equal to the accretion of a discount and dividends on the outstanding preferred stock and then to preferred and common stockholders based on ownership interests. Net losses are not allocated to preferred stockholders. Diluted net income (loss) per share is the same as basic net income (loss) per share as losses have been allocated to the common stockholders in all periods presented.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)
	(in thousands except per share data)
Numerator:
Net loss	$(272)	$(2,955)	$(467)	$(7,060)
Allocation of net loss:
Net income applicable to preferred stockholders	90	117	306	350
Net loss applicable to common stockholders	$(362)	$(3,072)	$(773)	$(7,410)
Denominator:
Weighted average shares of common stock outstanding	12,094	11,573	11,963	11,376
Calculation of Net Loss Per Common Share:
Basic and diluted:
Net loss applicable to common stockholders	$(362)	$(7,072)	$(773)	$(7,410)
Net loss per common share	$(0.03)	$(0.27)	$(0.06)	$(0.65)

In calculating diluted earnings per share, shares related to redeemable convertible preferred stock and outstanding stock options and warrants were excluded because they were anti-dilutive.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board of Directors having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 in fiscal 2008 to have a material impact on our consolidated financial position, results of operation or cash flows.

In June 2006, the FASB published FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for us in fiscal year 2008 beginning October 1, 2007. The adoption of FIN 48 is not expected to have a material impact on our consolidated financial position, results of operation or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2009. The Company is currently evaluating the impact of SFAS No. 159 on its financial statements.

3.  Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	As of
	June 30, 2007	September 30, 2006
	(in thousands)
Cash	$3,765	$1,460
Money market funds	437	441
Commercial paper	8,902	5,934
Total cash and cash equivalents	$13,104	$7,835

4.  Notes Receivable from Shareholders

Notes receivable from shareholders represent notes assumed as part of the Company’s 2001 acquisition of Network Shell, Inc. The notes receivable are collateralized by the shareholders’ fully vested stock and bear interest at 5%, compounded semiannually. Two former employees and one non-executive employee are counter-parties to the notes.

In January 2005, one of the notes was repaid. In February and August 2005, the Company amended the two remaining outstanding notes to extend the due dates to February 2006 and August 2008. As a result of these amendments, the notes have been considered non-recourse for accounting purposes and are accounted for as variable stock options under the provisions of APB 25. APB 25 requires variable stock options to be remeasured at each reporting date with any increase being recorded as compensation expense. For the three and nine months ended June 30, 2006, the Company recorded compensation expense of $888,000 and $1,075,000, respectively, related to these notes.

In September 2006, the Company modified one of the awards, amending the note to make it non-interest bearing. The Company recorded $30,000 of stock compensation expense as a result of this modification, and the note is no longer subject to variable accounting. As a result, no compensation expense for the amended award was recorded for the nine months ended June 30, 2007. Stock-based compensation expense of $18,000 was recorded for the nine months ended June 30, 2007 for the other outstanding note. In February 2007, one of the outstanding notes and related accrued interest was paid in full. The remaining note receivable was paid in full prior to June 30, 2007.

As these notes were considered stock options for accounting purposes, the principal balance of the notes and the related interest receivables are not shown as outstanding on the balance sheet. Below is a summary of the amounts outstanding as of June 30 2007 and September 30, 2006.

	As of
	June 30, 2007	September 30, 2006
	(in thousands)
Principal	$—	$270
Accrued interest	—	92
Note receivable	$—	$362

Note 5.  Deferred revenues

Deferred revenue consists of the following:

	As of
	June 30, 2007		September 30, 2006
	(in thousands)
License	$3,478		$3,267
Services	8,138		4,830
Deferred revenue, current portion	11,616		8,097

License	1,701		392
Services	1,654		285
Deferred revenue, net of current portion	3,355	(a)	677
Total deferred revenue	$14,971		$8,774

(a)  Substantially all of the long-term deferred revenue contracts will be recognized into revenue in the nine months following June 30, 2008.

Deferred license revenue consists of term and perpetual software license contracts subject to ratable or subscription accounting. Deferred license revenue is recognized as license revenue on a straight-line basis over the applicable PCS period.

Deferred services revenue consists mainly of PCS contracts and to a lesser extent pre-paid professional service contracts. Services revenues are recognized as services revenue upon delivery of the service.

6.  Financing Agreements

Line of Credit

The Company has a secured line of credit of up to $7,500,000, subject to compliance with certain financial metrics, through June 2008. The Company has never drawn on the line thus there were no amounts ever outstanding. Interest on borrowings accrues at prime plus one-half percent and borrowings are secured by a portion of the Company’s domestic accounts receivable.

7.  Redeemable Preferred Stock

As of June 30, 2007, the authorized capital stock of the Company includes 31,114,222 shares of preferred stock, $0.001 par value per share, of which 12,000,000 shares are designated Series A redeemable preferred stock (Series A Preferred Stock), 13,356,484 shares are designated Series B convertible preferred stock (Series B Preferred Stock), 3,380,281 shares are designated Series C convertible preferred stock (Series C Preferred Stock) and 2,377,457 shares are designated Series D convertible preferred stock (Series D Preferred Stock).

In September 2001, the Company issued 12,000,000 shares of Series A Preferred Stock and 6,000,000 shares of common stock, for an aggregate cash payment of $6,000,000. The shares of the Series A Preferred Stock and common shares were recorded at their relative fair values at the date of issuance, less direct issuance costs. Net proceeds were $5,965,000.

In May, July and December 2002, the Company issued a total of 13,262,990 shares of Series B Preferred Stock for an aggregate cash payment of approximately $10,000,000. In December 2003, the Company issued an additional 93,494 of Series B Preferred Stock for an aggregate cash payment of $70,000. The shares of the Series B Preferred Stock were recorded at their issuance price, less direct issuance costs. Net proceeds were approximately $9,835,000 and $68,000 in 2002 and 2003, respectively.

In June 2004, the Company issued 3,380,281 shares of Series C Preferred Stock for aggregate cash payments of $6,000,000. The shares of the Series C Preferred Stock were recorded at their issuance price, less direct issuance costs. Net proceeds were $5,935,000.

In June 2005, the Company issued 2,377,457 shares of Series D Preferred Stock for aggregate cash payments of $6,800,000. The shares of the Series D Preferred Stock were recorded at their issuance price, less direct issuance costs. Net proceeds were $6,763,000.

The following table describes the individual series of redeemable convertible preferred stock incorporated in total into the consolidated balance sheets statement:

	Shares		Balance As of
Redeemable Convertible Preferred Stock	Authorized	Issued and Outstanding	June 30, 2007	September 30, 2006
			(dollars in thousands)
Series B	13,356,484	13,356,484	$9,992	$9,983
Series C	3,380,281	3,380,281	5,996	5,986
Series D	2,377,457	2,377,457	6,796	6,787
Total	19,114,222	19,114,222	$22,784	$22,756

The rights, preferences, and privileges of the preferred stock are as follows:

Dividends

The holders of the preferred stock shall be entitled to receive dividends, when and if declared by the Board of Directors, on an equivalent basis to those declared and paid on common shares. The Company has never declared or paid dividends.

Voting Rights

Holders of each share of common stock and each share of the convertible preferred stock, on an as converted basis, is entitled to one vote. The holders of the Series A Preferred Stock have no voting rights other than in votes pertaining to the preferred stock only.

Conversion

Each share of the convertible preferred stock is convertible at any time into common stock at the option of the holder into the number of shares obtained by dividing $1.50 in the case of the Series B Preferred Stock, $3.55 in the case of the Series C Preferred Stock and $5.72 in the case of Series D Preferred Stock by the conversion price in effect at the time of conversion. The conversion prices of $1.50 for the Series B Preferred Stock, $3.55 for the Series C Preferred Stock and $5.72 for the Series D Preferred Stock are subject to adjustment in the case of certain dilutive events. The convertible preferred stockholders are required to convert all of their shares into common stock at the then-effective conversion rate upon the closing of a public offering of the Company’s common stock if the price per share in the offering is at least $7.50 and the aggregate proceeds are at least $20,000,000 (a “Qualified Public Offering”).

Redemption

Upon the written request of at least two-thirds of the aggregate Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock (together, the Preferred Stock) the Company is obligated to redeem one-third of the preferred shares on November 15, 2007, 2008, and 2009, respectively, in cash, for $0.49 per share of Series A Preferred Stock, $0.7487 per share of Series B Preferred Stock, $1.775 per share of Series C Preferred Stock and $2.8602 per share of Series D Preferred Stock. The Preferred Stock is being accreted to its redemption value over the term of the redemption period. The accretion of the Preferred Stock is shown as a decrease to additional paid-in capital in the statement of changes in redeemable preferred stock and stockholders’ deficit.

Upon the completion of a Qualified Public Offering, the holders of the then-outstanding Series A Preferred Stock shall receive, before any payments to the holders of common stock, $0.49 per share. The Company has not classified the Series A Preferred Stock as a liability as of September 30, 2006 or June 30, 2007 as the redemption was not probable as of such dates. If the Company completes a Qualified Public Offering, the Company will redeem the Series A Preferred Stock for $5,880,000.

See Subsequent Event Note 11.

Liquidation

In the event of any liquidation, dissolution, or change of control, as defined in the Company’s Certificate of Incorporation, as amended on January 9, 2007, the holders of the then outstanding Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock shall receive, before any payments to the holders of common stock, $0.49, $0.7487, $1.775 and $2.8602 per share, respectively.

See Subsequent Event Note 11.

8.  Stockholders’ Deficit

As of June 30, 2007, the authorized capital stock of the Company also includes 51,145,666 shares of common stock, $0.001 par value per share.

Reserved Common Stock

As of June 30, 2007 and September 30, 2006, the Company has reserved common stock for the following:

	As of
	June 30, 2007	September 30, 2006
	Number of Shares (unaudited)	Number of Shares
Options outstanding and available for grant under stock option plans	6,024,883	3,786,697
Conversion of preferred stock	9,557,098	9,557,098
Warrants	115,721	115,721
	15,697,702	13,459,516

Warrants to Purchase Common Stock

Pursuant to the equipment loan entered into in March 2002, the Company issued a warrant to the lender to purchase up to 30,000 common shares at an exercise price of $0.02. The warrant expires on the earlier of the tenth anniversary of the agreement or the fifth anniversary of a Qualified Public Offering. The fair value of the warrant, $13,000, was determined on the date of issuance using the Black-Scholes option-pricing model and was charged to as interest expense.

Pursuant to the capital lease transaction entered into in June 2003, the Company issued a warrant to the lender to purchase 18,939 common shares at an exercise price of $1.32. The warrant expires on the tenth anniversary of the agreement. The fair value of the warrant on the date of issuance using the Black-Scholes option-pricing model was nominal.

Pursuant to the line of credit agreement entered into in July 2004, the Company issued the lender a warrant to purchase 66,782 shares of the Company’s common stock at an exercise price of $1.50. The warrant expires seven years from the date of issuance and the value of the warrant on the date of grant was nominal.

Stock Option Plans

The Company has two stock option plans (the Plans).   The Company’s 2007 Stock Option and Incentive Plan, or 2007 Option Plan, was adopted by the board of directors and approved by our stockholders on June 13, 2007.  The 2007 Option Plan permits us to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards, cash-based awards, performance share awards and dividend equivalent rights.  These incentives may be offered to the Company’s employees, officers, directors, consultants, and advisors, as defined.  The Company reserved 1,332,750 shares of our common stock for the issuance of award under the 2007 Option Plan.  As of June 30, 2007, no awards had been granted from the 2007 Option Plan.  The Third Amended and Restated 2001 Stock Option and Grant Plan, or 2001 Option Plan, provided for the issuance of up to 7,250,000 shares of common stock incentives. The 2001 Option Plan provided for the granting of incentive stock options (ISOs), nonqualified stock options, and stock grants. These incentives were offered to the Company’s employees, officers, directors, consultants, and advisors, as defined.  In connection with the adoption of the 2007 Option Plan, the board of directors determined not to grant any further awards under the 2001 Option Plan.

Nonqualified options and stock grants may be issued at no less than par value per share of common stock. ISOs may be granted at no less than fair market value (FMV) on the date of grant, as determined by the Company’s Board of Directors (no less than 110% of FMV on the date of grant for 10% or greater stockholders). Each option shall be exercisable at such times and subject to such terms as determined by the Board of Directors, generally four years. Prior to January 1, 2006, options granted expired within ten years of issuance. Effective January 1, 2006, new options granted expire within six years of issuance.

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair values of options granted were calculated using the following estimated weighted-average assumptions (Fair value assumption data for the nine months ended June 30, 2006 is not applicable since the Company did not adopt SFAS No. 123(R) until January 1, 2006):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

Options granted	347,233	682,299	1,433,498	1,884,656
Weighted-average exercise prices stock options	$10.00	$2.30	$5.57	$1.89
Weighted-average grant date fair-value stock options	$3.98	$0.96	$2.38	n/a
Assumptions:
Weighted-average expected volatility	43%	49%	49%	n/a
Weighted-average expected term (in years)	4.1	4.1	4.1	n/a
Risk-free interest rate	4.59%	4.20%	4.69%	n/a
Expected dividend yield	—	—	—	—

9. Stockholders’ Deficit

For the three months ended June 30, 2007 and 2006 and the nine months ended June 30, 2007 and 2006, approximately $383,000, $990,000, $880,000 and $1,331,000 of expense was recorded in connection with stock-based awards, respectively.  Unrecognized stock-based compensation expense of non-vested stock options of $3,876,000 at June 30, 2007 is expected to be recognized using the straight line method over a weighted-average period of 3.4 years. The adoption of SFAS No. 123(R) had no effect on cash flow for any period presented.

The following table summarizes stock-based compensation expense related to employee and director stock options, employee stock purchases, and restricted stock grants for the three months ended June 30, 2007 and 2006 and the nine months ended June 30, 2007 and 2006 which was allocated as follows:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Nine Months Ended June 30, 2007	Nine Months Ended June 30, 2006
	(in thousands)
Cost of services expense	$18	$1	$35	$2
Sales and marketing expense	125	18	257	150
Research and development expense	112	963	246	1,155
General and administrative expense	128	8	342	24
Stock-based compensation expense included in operating expenses	$383	$990	$880	$1,331

10. Segment Information

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in annual financial statements and requires selected information of these segments be presented in interim financial reports to stockholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision making group, as defined under SFAS No. 131, consists of the Company’s chief executive officer and president, and chief financial officer. The Company views its operations and manages its business as one operating segment.

Geographic Data

Net sales to unaffiliated customers by geographic area were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(unaudited)
	(in thousands)
United States	$10,024	$4,685	$27,951	$15,209
United Kingdom	2,768	2,499	8,146	3,636
International, excluding United Kingdom	3,416	567	7,179	1,124
Total	$16,208	$7,751	$43,276	$19,969

11. Subsequent Events

On July 30, 2007, the Company completed the initial public offering, or IPO, of its common stock in which the Company sold and issued 4,690,000 shares of the Company’s common stock, including 750,000 shares sold by the Company pursuant to the underwriters’ full exercise of their over-allotment option, at an issue price of $17.00 per share. The Company raised a total of $79.7 million in gross proceeds from the IPO, or approximately $71.9 million in net proceeds after deducting underwriting discounts and commissions of $5.6 million and other offering costs of $2.2 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into an aggregate of 9,557,098 shares of common stock. In addition, upon the closing of the IPO, the Company redeemed all shares of its redeemable series A preferred stock for total payments of $5.9 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly under the heading “Risk Factors.”

Overview

We are a provider of leading data center automation software to enterprises, service providers, government agencies and other organizations in North America, Europe and Asia. Our products and services enable organizations of any size to address the full lifecycle of data center management using one integrated solution for provisioning, change, administration and compliance across complex, distributed server and application environments.

Our solution provides IT departments the ability to effect rapid changes within the data center in a highly precise, secure and automated manner. Specifically, our products and services allow organizations to easily browse, provision, configure, patch, audit and remediate their servers and applications on an automated basis. Moreover, our solution allows organizations to enforce user-defined and industry-standard configuration policies with integrated auditing and remediation capabilities, resulting in enhanced compliance and security throughout the data center. Our sophisticated packaging technology, coupled with a comprehensive roll-back capability, drastically reduces the time, complexity and risk associated with rolling out applications from development to production.

We believe the benefits of our solution include improved data center stability and service quality, decreased application downtime, increased productivity of IT staff, reduced data center operating costs, greater control over configuration changes and increased responsiveness of IT departments to changing business requirements.

Initial Public Offering

Subsequent to June 30, 2007, we completed the initial public offering, or IPO, of our common stock in which we sold and issued 4,690,000 shares of our common stock, including 750,000 shares sold by us pursuant to the underwriters’ full exercise of their over-allotment option, at an issue price of $17.00 per share. We raised a total of $79.7 million in gross proceeds from the IPO, or approximately $71.9 million in net proceeds after deducting underwriting discounts and commissions of $5.6 million and other offering costs of $2.2 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into an aggregate of 9,557,098 shares of common stock.  In addition, upon the closing of the IPO the Company redeemed all shares of its redeemable series A preferred stock for total payments of $5.9 million.

Key Financial Metrics and Trends

Change of Fiscal Year End

Effective January 1, 2006, we changed our fiscal year end from December 31 to September 30.

Sources of Revenue

We derive revenue from software licenses, post-contract customer support, or PCS, and professional services. We derive license revenue from the licensing of our data center automation software products. Our software arrangements typically include (a) an end-user license fee paid for the use of our products in perpetuity, (b) an annual maintenance arrangement that includes telephone support, bug fixes and unspecified rights to product upgrades and enhancements and (c) an order for professional services that includes installation, basic consulting, training and reimbursable out-of-pocket expenses.

We offer our products and services directly through our sales force and, to a lesser extent, indirectly through channel and distribution partners. Our distribution partners include value-added resellers throughout the world. Our distribution partners purchase our products after they have received a purchase order from their customers, as they do not maintain an inventory of our products in anticipation of sales to their customers. Generally, the pricing offered to our distribution partners is based upon predetermined discounts to standard pricing.

License Revenue

Licenses to use our software products in perpetuity are priced based on the number of agents, concurrent users or copies of the software. We generally recognize license revenue at the time of product delivery, provided all other revenue recognition criteria have been met, pursuant to the requirements of SOP No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP 97-2 With Respect to Certain Transactions. For arrangements that include customer acceptance or other material non-standard terms, we defer revenue recognition until after acceptance, provided all other revenue recognition criteria have been met.

On a quarterly basis, we have historically generated the majority of our license revenue in the final month of each quarter. Moreover, our revenue within a particular quarter is often significantly affected by the unpredictable procurement patterns of our prospective customers. Our prospective customers typically spend considerable time evaluating and making purchase decisions for data center automation solutions. Historically, many of our prospective customers do not finalize their purchasing decisions until the final weeks or days of a quarter, as they wait until the end of the quarter to extract favorable pricing terms from vendors, including BladeLogic. We expect these purchasing patterns to continue in the future. Therefore, a delay in even one large order beyond the end of the quarter could materially reduce our anticipated revenue for a quarter. Because many of our expenses must be incurred before we expect to generate revenue, delayed orders could negatively impact our results of operations for the period and cause us to fail to meet the financial performance expectations of securities industry research analysts or investors. Through geographic expansion, primarily in Europe, and the growth of our sales force, we expect license revenue to increase in absolute terms, although we do not expect to maintain our current year-over-year growth rate.

Services Revenue

We generate services revenue from (a) maintenance and technical support services for our products, (b) implementation, basic consulting and training services and (c) travel, lodging and other reimburseable out-of-pocket expenses paid to us by our customers.

Maintenance.  Maintenance includes telephone support, bug fixes and unspecified rights to product upgrades and enhancements, and is generally renewed by our customers on a recurring annual basis upon expiration of their existing maintenance agreement. Revenue is deferred at the time the maintenance agreement is initiated and is recognized ratably over the term of the maintenance agreement, which is generally twelve months. We anticipate that maintenance revenue will continue to increase as our current customers renew annual maintenance agreements, historically at a renewal rate of greater than 80%, and our installed base of customers continues to grow.

Professional services.  We generally sell professional services on a time-and-materials basis and recognize revenue when the services are performed. Professional services include installation, basic consulting, training and reimbursable out-of-pocket expenses. We expect professional services revenue to increase in absolute dollars as we continue to experience an expanding installed base of customers and as we utilize our expanding professional services organization.

Cost of Revenue

Cost of license revenue primarily consists of royalties and other payments to third-party manufacturers for license and other materials.

Cost of services revenue consists primarily of (a) salaries and benefits related to professional services and technical support personnel, (b) billable and non-billable travel, lodging and other reimburseable out-of-pocket expenses, (c) related overhead and (d) contract service providers.

Gross Profit

Our gross profit has been and will be affected by many factors, including (a) the demand for our products and services, (b) the average selling price of our products, which in turn depends in part on the mix of products sold, (c) new product introductions, (d) competition and (e) the mix of sales channels through which our products are sold.

We expect cost of license revenue to remain relatively stable or increase slightly for the foreseeable future. As a result, we expect that gross profit as a percentage of license revenue will remain flat or decline slightly.

Operating Expenses

Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories. We grew from 200 employees at September 30, 2006 to 280 employees at June 30, 2007. We expect to continue to hire significant numbers of new employees to support our growth.

Sales and marketing.  Sales and marketing expense consists primarily of (a) salaries and related personnel costs, (b) commissions, (c) travel, lodging and other reimburseable out-of-pocket expenses, (d) marketing programs such as trade shows, (e) stock-based compensation expenses and (f) other related overhead. Commissions are recorded as expense generally upon commencement of revenue recognition. We expect absolute dollar increases in sales and marketing expense for the foreseeable future as we further increase the number of sales professionals and, to a lesser extent, increase our marketing activities with the intent to grow our revenue. In the long-term, we expect sales and marketing expense to decrease as a percentage of total revenue, however, as we leverage our current sales and marketing personnel as well as our distribution partnerships.

Research and development.  Research and development expense consists primarily of (a) salaries and related personnel costs, (b) payments to suppliers for design and consulting services, (c) prototype and equipment costs relating to the design and development of new products and enhancement of existing products, (d) quality assurance and testing, (e) stock-based compensation expenses and (f) other related overhead. To date, all of our research and development expense has been expensed as incurred. We intend to continue to invest significantly in our research and development efforts, which we believe are essential to maintaining our competitive position. We expect research and development expense to increase in absolute dollars for the foreseeable future. However, we anticipate that research and development expense will decrease as a percentage of total revenue in the long term.

General and administrative.  General and administrative expense consists primarily of (a) salaries and personnel costs related to our executive, finance and human resource organizations, (b) accounting and legal professional fees, (c) stock-based compensation expenses and (d) other related overhead. We expect general and administrative expense to continue to increase in absolute dollars and as a percentage of total revenue for the foreseeable future as we invest in infrastructure to support continued growth and incur additional expenses related to being a publicly traded company, including increased audit and legal fees, costs of compliance with securities and other regulations, implementation costs for Sarbanes-Oxley certification, investor relations expense and higher insurance premiums.

Interest income.  Interest income consists primarily of interest income earned on cash and cash equivalent balances less interest expense. We historically have invested our cash in money market accounts, commercial paper and corporate debt securities.

Other income (expense).  Other income (expense) consists primarily of gains (losses) resulting from the foreign currency exchange rate impact of transactions conducted in currencies other than our functional currency.

Stock-Based Compensation Expense

On January 1, 2006, we adopted the requirements of SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) requires us to measure the cost of employee services received in exchange for an award of equity instruments, based on the fair value of the award on the date of grant, and to recognize the cost over the period during which the employee is required to provide the services in exchange for the award. We adopted SFAS No. 123(R) using the prospective method, which requires us to apply its provisions only to stock-based awards to employees granted or modified on or after January 1, 2006. The adoption of SFAS No. 123(R) had no effect on our cash flow for any period presented. See note 8 to our consolidated financial statements included in this quarterly report.

Application of Critical Accounting Policies and Use of Estimates

The discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that effect the reported amount of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to revenue, long-lived assets, the allowance for doubtful accounts, stock-based compensation and income taxes. We based our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Our actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments used in the preparation of our consolidated financial statements. See the notes to our consolidated financial statements included in this quarterly report for information about these critical accounting policies as well as a description of our other accounting policies.

Revenue Recognition

We recognize revenue in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP 97-2 With Respect to Certain Transactions, and we derive revenue from software license fees, post-contract customer support, or PCS, and professional services. We generally sell these products together as part of multiple-element arrangements. When we enter into a multiple-element arrangement, we use the residual method to allocate the total fee among the various elements of the arrangement. Under the residual method, license revenue is recognized upon delivery when vendor-specific objective evidence, or VSOE, of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Each license arrangement requires that we analyze the individual elements in the transaction and estimate the fair value of each undelivered element, which typically includes PCS and professional services. License revenue consists of license fees charged for the use of our products under perpetual and term license arrangements. License revenue from a perpetual arrangement is recognized upon delivery while license revenue from a term arrangement is recognized ratably over the duration of the arrangement on a straight-line basis. If an arrangement contains the right to receive additional software products on a when-and-if-available basis and VSOE of fair value does not exist for this right, we defer all fees from such arrangements and record revenue on a subscription basis over the term of the arrangement beginning with the delivery of the first product.

We recognize revenue associated with software licenses and services sold through distributors, system integrators, managed service providers and value-added resellers upon sell-through to the end user so long as all other revenue recognition criteria have been met.

PCS includes telephone support, bug fixes and unspecified rights to product upgrades and enhancements, and are recognized ratably over the term of the service period, which is generally twelve months. We estimate the fair value of the PCS portion of an arrangement based on the price charged for PCS when sold separately. We sell PCS separately from any other element when customers renew PCS. In multiple-element arrangements where we sell maintenance for less than fair value, we defer the contractual price of the maintenance plus the difference between such contractual price and the fair value of maintenance and we make a corresponding reduction in license revenue. Professional services include installation, basic consulting, training and reimbursable out-of-pocket expenses. We recognize revenue for professional services as the services are performed. The fair value of the professional services portion of the arrangement is based on the rates that we charge for these services when sold independently from a software license. If, in our judgment, evidence of fair value cannot be established for the undelivered elements, the entire amount of revenue from the arrangement is deferred until evidence of fair value can be established, or until the elements for which evidence of fair value could not be established are delivered.

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is considered probable. We recognize revenue based on the following:

•                  Evidence of an arrangement.  We consider a non-cancelable purchase order, with terms governed by a contract, to be representative of persuasive evidence of an arrangement.

•                  Delivery has occurred.  We consider delivery to have occurred when a CD or other medium containing the licensed software is provided to a common carrier (FOB origin) or, in the case of electronic delivery, the customer is given electronic access to the licensed software, and no post-delivery obligations exist other than PCS and professional services. We consider delivery of services to occur upon performance of the contracted services.

•                  Fees are fixed or determinable.  Generally, we consider all arrangements with payment terms extending beyond 90 days and other arrangements with payment terms longer than those normally provided to customers in certain geographic areas not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized upon the earlier of cash receipt or when the amount becomes due and payable. If the fee is subject to refund or concession, we recognize revenue when the right to a refund or concession lapses.

•                  Collection is deemed probable.  We conduct a credit review for all transactions at the inception of an arrangement to determine the creditworthiness of the customer. If we determine that collection is not probable, revenue is deferred and recognized upon the receipt of cash.

Product Warranties

Substantially all of our products are covered by a standard warranty of 90 days for software. In the event of a failure of software covered by this warranty, we must repair or replace the software or, if those remedies are insufficient, provide a refund. To date, we have not been required to record any reserve or revise any of our assumptions or estimates used in determining our warranty allowance. If the historical data we use to calculate the adequacy of the warranty allowance is not indicative of future requirements, a warranty reserve may be required.

Allowance for Doubtful Accounts

We offset gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectibility. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for doubtful accounts are recorded in sales and marketing expense. If our historical collection experience does not reflect our future ability to collect outstanding accounts receivables, our future provision for doubtful accounts could be materially affected. To date, we have not incurred any write-offs of accounts receivable significantly different than the amounts reserved. As of June 30, 2007 and September 30, 2006, the allowance for doubtful accounts was $104,000 and $66,000, respectively.

Stock-Based Compensation

Through December 31, 2005, we accounted for our stock-based awards to employees using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under the intrinsic value method, compensation expense is measured on the date of the grant as the difference between the deemed fair value of our common stock and the exercise or purchase price multiplied by the number of stock options or restricted stock awards granted.

Through December 31, 2005, we accounted for stock-based compensation expense for non-employees using the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, and EITF No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods and Services, and recorded the fair value of non-employee stock options as an expense over the vesting term of the option.

In December 2004, FASB issued SFAS No. 123(R), Share-Based Payments, which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. We adopted SFAS No. 123(R) effective January 1, 2006. SFAS No. 123(R) requires nonpublic companies that used the minimum value method under SFAS No. 123 for either recognition or pro forma disclosures to apply SFAS No. 123(R) using the prospective transition method. As such, we will continue to apply APB Opinion No. 25 in future periods to equity awards outstanding at the date of SFAS No. 123(R)’s adoption that were measured using the minimum value method. Effective with the adoption of SFAS No. 123(R), we have elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted to employees. In accordance with SFAS No. 123(R), we recognized the fair value of employee stock-based awards granted or modified on or after January 1, 2006 using the straight line method over the vesting period of the award.

For the three months ended June 30 2007 and 2006 and the nine months ended June 30, 2007 and 2006, we recorded stock-based compensation expense of $383,000, $990,000, $880,000,and $1,331,000, respectively. Included in the expense of $990,000 for the three months ended June 30, 2006 and $1,331,000 for the nine months ended June 30, 2006 was $888,000 and $1,075,000, respectively, of stock-based compensation expense related to two outstanding notes receivables from shareholders that were amended in February 2005 and August 2005 to extend the due dates to February 2006 and August 2008. As a result of these amendments, the notes have been considered non-recourse for accounting purposes and the awards are accounted for as variable stock options under the provisions of APB 25. APB 25 requires variable stock options to be remeasured at each reporting date with any increase being recorded as compensation expense. In September 2006, we amended the larger of the two remaining notes to make the note non-interest bearing and, by so doing, the award is no longer subject to variable accounting. We also recorded $30,000 of stock-based compensation expense as a result of the modification of the terms of the larger note during the nine months ended September 30, 2006. As of the date of this Quarterly Report on Form 10-Q, all notes receivable have been repaid in full. See note 5 to our consolidated financial statements included in this quarterly report.

As of June 30, 2007, unrecognized stock-based compensation expense of non-vested stock options of $3,876,000 is expected to be recognized using the straight line method over a weighted-average period of 3.4 years. The adoption of SFAS No. 123(R) had no effect on cash flow for any period presented. See note 9 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Research and Development Expense for Software Products

Research and development expense includes costs incurred to develop intellectual property. The costs for the development of new software and substantial enhancements to existing software are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. We have determined that technological feasibility is established at the time a working model of software is completed. Because we believe our current process for developing software will be essentially completed concurrently with the establishment of technological feasibility, no costs have been capitalized to date.

Income Taxes

We are subject to income taxes in both the United States and foreign jurisdictions, and we use estimates in determining our provision for income taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which is the asset and liability method for accounting and reporting for income taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates.

Our deferred tax assets are comprised primarily of net operating loss, or NOL, carryforwards. As of September 30, 2006, we had federal and state NOL carryforwards of approximately $24.3 million, which may be used to offset future taxable income. The NOL carryforwards expire at various times through 2026 are subject to review and possible adjustment by the Internal Revenue Service. In addition, we believe that our research and development activities may qualify us to receive a tax credit. At September 30, 2006, we have not calculated the amount of research and development tax credits to which we are entitled, if any. The Internal Revenue Code contains provisions that limit the NOL and tax credit carryforwards available to be used in any given year in the event of certain changes in the ownership interests of significant stockholders.

As of September 30, 2006 and June 30, 2007, a full valuation reserve against the deferred tax asset was deemed appropriate because we did not have sufficient positive evidence to ascertain that it was more likely than not that we would be able to realize our deferred tax assets.

Results of Operations

The following table sets forth our summary results of consolidated statements of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(unaudited)
	(in thousands)
Net revenue:
License revenue	$10,908	$5,257	$30,267	$13,030
Services revenue	5,300	2,494	13,009	6,939
Total net revenue	16,208	7,751	43,276	19,969

Cost of revenue:
Cost of license revenue	398	131	983	365
Cost of services revenue	2,437	1,170	5,692	3,092
Total cost of revenue	2,835	1,301	6,675	3,457

Gross profit	13,373	6,450	36,601	16,512

Operating expense:
Sales and marketing	9,182	5,510	24,681	14,748
Research and development	3,291	3,263	9,022	7,143
General and administrative	1,158	696	3,482	1,817
Total operating expenses	13,631	9,469	37,185	23,708

Loss from operations	(258)	(3,019)	(584)	(7,196)

Other income:
Interest income	116	92	245	242
Interest expense	—	—	—	—
Other income	32	17	180	14
Total other income, net	148	109	425	256

Loss before provisionfor income tax	(110)	(2,910)	(159)	(6,940)

Provision for income taxes	162	45	308	120

Net loss	$(272)	$(2,955)	$(467)	$(7,060)

Comparison of Three Months Ended June 30, 2007 and Three Months Ended June 30, 2006

Revenue

	Three Months Ended June 30,
	2007		2006
		Percentage		Percentage	Period-to-Period
		of Total		of Total	Change
	Amount	Revenue	Amount	Revenue	Amount	Percent
	(unaudited)
	(dollars in thousands)
Net revenue:
License revenue	$10,908	67%	$5,257	68%	$5,651	107%
Services revenue	5,300	33	2,494	32	2,806	113%
Total net revenue	$16,208	100%	$7,751	100%	$8,457	109%

License revenue.  License revenue increased 104%, after excluding the change in foreign currency exchange rates, or 107% in absolute dollars. The increase in license revenue was primarily a result of an increase in the licenses delivered during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006, which reflected the growth in the domestic and worldwide market for our products, geographic expansion, primarily in Europe, and an increase in headcount of 37 employees in our sales and marketing organizations. International revenues, excluding Canada, represented 36% of license revenues for the three months ended June 30, 2007, compared to 46% for the three months ended June 30, 2006 and our international sales force increased by four.

Services revenue.  Services revenue, which consists of revenue from maintenance and professional services, increased 111%, after excluding the change in foreign currency exchange rates, or 113% in absolute dollars. The increase in services revenue was attributable to an increase of 95% in maintenance and support fees associated with the growth in our installed product base and an increase of 140% in consulting and training revenue, including reimbursable travel expenses. Maintenance revenue, which is generally recurring revenue renewed annually, represented 56% of services revenue for the three months ended June 30, 2007 and 61% for the three months ended June 30, 2006. The balance of the services revenue relates to professional services, which are generally project-oriented and performed on a time-and-materials basis. International revenues, excluding Canada, represented 28% of services revenues for the three months ended June 30, 2007, compared to 20% for the three months ended June 30, 2006.

Total revenue.  Total revenue increased $8,457,000, or 106%, after excluding the change in foreign currency exchange rates, for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. International revenues, excluding Canada, represented 33% of total revenues for the three months ended June 30, 2007, compared to 38% for the three months ended June 30, 2006.

Cost of Revenue and Gross Profit

	Three Months Ended June 30,
	2007		2006
		Percentage		Percentage	Period-to-Period
		of Related		of Related	Change
	Amount	Revenue	Amount	Revenue	Amount	Percent
	(unaudited)
	(dollars in thousands)
Cost of revenue:
Cost of license revenue	$398	4%	$131	2%	$267	204%
Cost of services revenue	2,437	45%	1,170	47%	1,267	108%
Total cost of revenue	2,835	17%	1,301	17%	1,534	118%

Gross profit
License	10,510	96%	5,126	98%	5,384	105%
Services	2,863	54%	1,324	53%	1,539	116%
Total gross profit	$13,373	83%	$6,450	83%	$6,923	107%

Cost of license revenue.  The increase in cost of license revenue resulted from an overall increase in license revenue and product mix resulting in higher product costs primarily in third-party royalties. As a result, the cost of license revenue increased 2% as a percentage of related revenue.

Cost of services revenue.  The increase in cost of services revenue was primarily attributable to a $974,000 increase in personnel-related costs related to an increase in headcount of 17 employees in our services organizations, of which four were international, from June 30, 2006 to June 30, 2007, as well as increases to employee compensation. Salary and bonus expenses accounted for $650,000 of the increase in personnel-related costs. The increase in headcount was to support the growth in services revenue. The increase also reflects a $131,000 increase in travel expense resulting from the growth in professional services personnel.

Gross profit.  Gross profit percentage on license revenue declined two percentage points due to product mix sold. Gross profit on services revenue improved by two percentage points as a result of increased maintenance revenue, without a corresponding increase in support costs. We do not expect this trend to continue, because we will need to increase the number of employees in order to meet the requirements of our expanding customer base.  Overall gross margin remained constant at 83%.

Operating Expenses and Other

	Three Months Ended June 30,
	2007			2006
		Percentage			Percentage		Period-to-Period
		of Total			of Total		Change
	Amount	Revenue		Amount	Revenue		Amount	Percent
	(unaudited)
	(dollars in thousands)
Operating expenses:
Sales and marketing	$9,182	57%		$5,510	71%		$3,672	67%
Research and development	3,291	20		3,263	42		28	1%
General and administrative	1,158	7		696	9		462	66%
Total operating expenses	$13,631	84%		$9,469	122%		$4,162	44%

Other income:
Interest income	$116	*	%	$92	*	%	$24	*	%
Interest expense	—	*		—	*		—	*	%
Other income	32	*		17	*		15	*	%
Total other income	$148	*	%	$109	*	%	$39	*	%

Provision for income taxes	$162	*	%	$45	*	%	$117	*	%

*              Percent change not meaningful.

Sales and marketing.  Sales and marketing expense increased 63%, after excluding the change in foreign currency exchange rates, or 67% in absolute dollars. The absolute increase in expense was attributable to a $2,670,000 increase in personnel-related costs primarily related to an increase in headcount of 37 employees in our sales and marketing organizations, of which four were international, from June 30, 2006 to June 30, 2007, including increased salary expense of $986,000 and commission expense of $1,469,000 attributed to higher revenue over the same period. The increase in headcount was to support the growth in revenues. The increase also reflects a $313,000 increase in travel expense resulting from the growth in sales personnel. Also contributing to the overall increase in sales and marketing expense during the three months ended June 30, 2007 were expenses relating to the increased facility costs necessary to support the growth of our business.

Research and development.  The increase in research and development expense was attributable to a $705,000 increase in personnel-related costs and contractors primarily related to increases in employee compensation as well as an increase in headcount of 34 employees in our product development organization, of which 27 were located in Pune, India. Increased salary, bonus and contractor expense accounted for the majority of the increase. The addition of personnel and our continued investment in research and development were driven by our strategy of maintaining our competitive position by expanding our product offerings and enhancing our existing products to meet the requirements of our customers and market. In addition, reflected in the increase is $58,000 of travel related expense. The remainder of the overall increase relates to the facility costs necessary to support the growth of our business.  The increased expense was primarily off-set by an $851,000 decrease in stock-based compensation resulting from the completion of variable option accounting during the fourth quarter of fiscal period 2006 that was associated with certain employee and former employee loans secured by their stock options.

General and administrative.  The increase in general and administrative expense was attributable to a $310,000 increase in personnel-related costs and contractors primarily related to an increase in headcount of 10 employees in our domestic administrative support organization, as well as increases in employee compensation. Of the increase in personnel-related costs, $223,000 of the increase was attributable to salary and bonus expense and $43,000 related to the increased utilization of contractors. The addition of personnel and our continued investment in general and administrative were driven by our strategy to invest in infrastructure to support continued growth and incur additional expenses related to being a publicly traded company. Also contributing to the overall increase in general and administrative expense during the three months ended June 30, 2007 was an additional $121,000 in stock-based compensation.

Interest income.  Interest income increased slightly, reflecting an increase in interest income attributable to higher interest income due to a higher cash balance.

Other income.  Other income of $32,000 for the three months ended June 30, 2007 resulted from gains related to foreign currency translation adjustments from our foreign currency denominated transactions.

Provision for income taxes.  We recorded a provision for international income taxes for the three months ended June 30, 2007 and June 30, 2006 of $162,000 and $45,000, respectively, due to the positive operating results of all of our international subsidiaries. We did not record a provision for income taxes for our U.S. entity for the three months ended June 30, 2007 or June 30, 2006, due to an overall net loss for the period. At June 30, 2007, a full valuation allowance against our deferred tax asset was deemed appropriate because we did not have sufficient positive evidence to ascertain that it was more likely than not that we would be able to realize our deferred tax assets.

Comparison of Nine Months Ended June 30, 2007 and Nine Months Ended June 30, 2006

Revenue

	Nine Months Ended June 30,
	2007		2008
		Percentage		Percentage	Period-to-Period
		of Total		of Total	Change
	Amount	Revenue	Amount	Revenue	Amount	Percent
	(unaudited)
	(dollars in thousands)
Net revenue:
License revenue	$30,267	70%	$13,030	65%	$17,237	132%
Services revenue	13,009	30	6,939	35	6,070	87%
Total net revenue	$43,276	100%	$19,969	100%	$23,307	117%

License revenue.  License revenue increased 127%, after excluding the change in foreign currency exchange rates, or 132% in absolute dollars. The increase in license revenue was primarily a result of an increase in the licenses delivered during the nine months ended June 30, 2007 as compared to the nine months ended June 30, 2006, which reflected the growth in the domestic and worldwide market for our products, geographic expansion, primarily in Europe, and an increase in headcount of 37 employees in our sales and marketing organizations. International revenues, excluding Canada, represented 37% of license revenues for the nine months ended June 30, 2007, compared to 23% for the nine months ended June 30, 2006 and our international sales force increased by four.

Services revenue.  Services revenue, which consists of revenue from maintenance and professional services, increased 86%, after excluding the change in foreign currency exchange rates, or 87% in absolute dollars. The increase in services revenue was attributable to an increase of 96% in maintenance and support fees associated with the growth in our installed product base and an increase of 77% in consulting and training revenue, including reimbursable travel expenses. Maintenance revenue, which is generally recurring revenue renewed annually, represented 56% for the nine months ended June 30, 2007 and 59% of services revenue for the nine months ended June 30, 2006. The balance of the services revenue relates to professional services, which are generally project-oriented and performed on a time-and-materials basis. International revenues, excluding Canada, represented 26% of services revenues for the nine months ended June 30, 2007, compared to 18% for the nine months ended June 30, 2006.

Total revenue.  Total revenue increased $23,307,000, or 113%, after excluding the change in foreign currency exchange rates, for the nine months ended June 30, 2007 as compared to the nine months ended June 30, 2006. International revenues, excluding Canada, represented 34% of total revenues for the nine months ended June 30, 2007, compared to 22% for the nine months ended June 30, 2006.

Cost of Revenue and Gross Profit

	Nine Months Ended June 30,
	2007		2006
		Percentage		Percentage	Period-to-Period
		of Related		of Related	Change
	Amount	Revenue	Amount	Revenue	Amount	Percent
	(unaudited)
	(dollars in thousands)
Cost of revenue:
Cost of license revenue	$983	3%	$365	3%	$618	169%
Cost of services revenue	5,692	44%	3,092	45%	2,600	84%
Total cost of revenue	6,675	15%	3,457	17%	3,218	93%

Gross profit
License	29,284	97%	12,665	97%	16,619	131%
Services	7,317	56%	3,847	55%	3,470	90%
Total gross profit	$36,601	85%	$16,512	83%	$20,089	122%

Cost of license revenue.  The increase in cost of license revenue was a direct result of increased license revenue. Cost of license revenue remained constant as a percentage of related revenue.

Cost of services revenue.  The increase in cost of services revenue was primarily attributable to a $1,847,000 increase in personnel-related costs related to an increase in headcount of 17 employees in our services organizations, of which four were international, from June 30, 2006 to June 30, 2007, as well as increases to employee compensation. Salary and bonus expenses accounted for $1,272,000 of the increase in personnel-related costs. The increase in headcount was to support the growth in services revenue. The increase also reflects a $374,000 increase in travel expense resulting from the growth in professional services personnel.

Gross profit.  Gross profit percentage on license revenue remained constant. Gross profit on services revenue improved by two percentage points as a result of increased maintenance revenue, without a corresponding increase in support costs. We do not expect this trend to continue, as we will need to increase the number of employees in order to meet the requirements of our expanding customer base.

Operating Expenses and Other

	Nine Months Ended June 30,
	2007			2006
							Period-to-Period
		Percentage			Percentage		Change
		of Total			of Total
	Amount	Revenue		Amount	Revenue		Amount	Percent
	(unaudited)
	(dollars in thousands)
Operating expenses:
Sales and marketing	$24,681	57%		$14,748	74%		$9,933	67%
Research and development	9,022	21		7,143	36		1,879	26%
General and administrative	3,482	8		1,817	9		1,665	92%
Total operating expenses	$37,185	86%		$23,708	119%		$13,477	57%

Other income:
Interest income	$245	*	%	$242	*	%	$3	* %
Interest expense	—	*		—	*		—	* %
Other income	180	*		14	*		166	* %
Total other income	$425	*	%	$256	*	%	$169	* %

Provision for income taxes	$308	*	%	$120	*	%	$188	157%

*              Percent change not meaningful.

Sales and marketing.  Sales and marketing expense increased 63%, after excluding the change in foreign currency exchange rates, or 67% in absolute dollars. The absolute increase in expense was attributable to a $7,406,000 increase in personnel-related costs primarily related to an increase in headcount of 37 employees in our sales and marketing organizations, of which four were international, from June 30, 2006 to June 30, 2007, including increased salary expense of $2,415,000 and commission expense of $4,300,000 attributed to higher revenue over the same period. The increase in headcount was to support the growth in revenues. The increase also reflects a $1,095,000 increase in travel expense resulting from the growth in sales personnel. Also contributing to the overall increase in sales and marketing expense during the nine months ended June 30, 2007 were expenses relating to the increased facility costs necessary to support the growth of our business.

Research and development.  The increase in research and development expense was attributable to a $1,375,000 increase in personnel-related costs and contractors primarily related to increases in employee compensation as well as an increase in headcount of 34 employees in our product development organization, of which 27 were located in Pune, India. Increased salary and bonus expense of $1,336,000 accounted for the majority of the increase, which was partially offset by a reduction of contractor expenses. The addition of personnel and our continued investment in research and development were driven by our strategy of maintaining our competitive position by expanding our product offerings and enhancing our existing products to meet the requirements of our customers and market. In addition, reflected in the increase is $210,000 of travel related expense. The remainder of the overall increase relates to the facility costs necessary to support the growth of our business.  The increased expense was partially off-set by an $909,000 decrease in stock-based compensation primarily resulting from the completion of variable option accounting during the fourth quarter of fiscal period 2006 that was associated with certain employee and former employee loans secured by their stock options.

General and administrative.  The increase in general and administrative expense was attributable to a $1,437,000 increase in personnel-related costs and contractors primarily related to an increase in headcount of 10 employees in our domestic administrative support organization, as well as increases in employee compensation. Of the increase in personnel-related costs, $1,028,000 of the increase was attributable to salary and bonus expense and $266,000 related to the increased utilization of contractors. The addition of personnel and our continued investment in general and administrative were driven by our strategy to invest in infrastructure to support continued growth and incur additional expenses related to being a publicly traded company. Also contributing to the overall increase in general and administrative expense during the nine months ended June 30, 2007 was an additional $318,000 in stock-based compensation.

Interest income.  Interest income remained consistent period over period.

Other income.  Other income of $180,000 for the nine months ended June 30, 2007 resulted from gains related to foreign currency translation adjustments from our foreign currency denominated transactions.  Other income of $14,000 for the nine months ended June 30, 2006 also resulted from gains related to foreign currency translation adjustments from our foreign currency denominated transactions.

Provision for income taxes.  We recorded a provision for international income taxes for the nine months ended June 30, 2007 and June 30, 2006 of $308,000 and $120,000, respectively, due to the positive operating results of all of our international subsidiaries. We did not record a provision for income taxes for our U.S. entity for the nine months ended June 30, 2007 or June 30, 2006, due to an overall net loss for the period. At June 30, 2007, a full valuation allowance against our deferred tax asset was deemed appropriate because we did not have sufficient positive evidence to ascertain that it was more likely than not that we would be able to realize our deferred tax assets.

Seasonality

The timing of revenues in relation to our expenses, much of which does not vary directly with revenue, has an impact on the cost of services revenue, sales and marketing expense, research and development expense and general and administrative expense as a percentage of revenue in each calendar quarter during the year.

The majority of our expenses are personnel-related and include salaries, stock-based compensation, benefits and incentive-based compensation plan expenses. As a result, we have not experienced significant seasonal fluctuations in the timing of our expenses from period to period. We accrue expenses related to incentive-based compensation plans based on our estimate of whether or not it is probable that an expense will be incurred under the plans.

Liquidity and Capital Resources

Resources

Since our inception, we have financed our operations through the sale of preferred stock, common stock and, to a lesser extent, cash flows generated by operations. We believe our existing cash and cash equivalents, our cash flow from operating activities, available bank borrowings and the net proceeds of our IPO will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion internationally, future acquisitions we might undertake, and the expansion into complementary businesses. To the extent that our cash and cash equivalents, our cash flow from operating activities and the net proceeds of our IPO are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses. In the event additional funding is required, we may not be able to obtain bank credit arrangements or effect an equity or debt financing on terms acceptable to us or at all.

	As of and For the Nine Months Ended
	June 30,	June 30,
	2007	2006
	(unaudited)
	(in thousands)
Cash and cash equivalents	$13,104	$7,437
Accounts receivable, net	10,361	5,384
Cash provided by (used in) operating activities	5,099	(3,949)
Cash (used in) investing activities	(712)	(565)
Cash provided by financing activities	776	670

Cash and Cash Equivalents

Our cash and cash equivalents at June 30, 2007 were held for working capital purposes and were invested primarily in money market accounts and commercial paper and corporate debt securities with maturities less than 90 days from the date of purchase. We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections and changes to our allowance for doubtful accounts. We use allowance for doubtful accounts, our best estimate of the amount of probable credit losses, as a measurement of the quality and status of our receivables. To date, we have not incurred any write-offs of accounts receivable significantly different than amounts reserved. We also use days’ sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the collection status of our receivables. We define DSO as accounts receivable less the change in deferred revenue for the applicable period, divided by total revenue and multiplied by 90 days. DSO was 63 days at June 30, 2007 and 47 days at September 30, 2006. The increase in our DSO from 47 days at September 30, 2006 and then to 63 days at June 30, 2007 reflects a more typical DSO due to more of our revenue coming from international locations and a higher percentage of deals being received toward the end of the respective three month periods.

Operating Activities

Cash provided by (used in) operating activities primarily consists of our net loss adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation and the effect of changes in operating accounts and other activities. Cash provided by operating activities for the nine months ended June 30, 2007 was $5,099,000 and consisted of $467,000 of net loss, offset by $880,000 of stock-based compensation, $483,000 of depreciation and $4,163,000 of operating accounts and other activities. Cash provided by operating accounts and other activities includes a combined increase of $3,154,000 in accounts payable accrued employee costs and accrued other expenses, as well as, a $6,198,000 increase in deferred revenue offset by a $3,801,000 in accounts receivable and $1,388,000 in prepaid expenses and other long-term assets.

Cash used in operating activities for the nine months ended June 30, 2006 was $3,949,000 and consisted of $7,060,000 of net loss, offset by $1,331,000 of stock-based compensation, $394,000 of depreciation and $1,384,000 of operating accounts and other activities. Cash used in operating accounts and other activities was primarily driven by the net loss and an increase of $3,020,000 in accounts receivable offset by the $4,192,000 increase in deferred revenue.

Investing Activities

Cash used in investing activities consists of purchases of property and equipment. Cash used in investing activities in the nine months ended June 30, 2007 and nine months ended June 30, 2006 was $712,000 and $565 000, respectively, for the purchase of property and equipment.

Financing Activities

Subsequent to June 30, 2007, we completed an IPO of our common stock in which we sold and issued 4,690,000 shares of our common stock, including 750,000 shares sold by us pursuant to the underwriters’ full exercise of their over-allotment option, at an issue price of $17.00 per share. We raised a total of $79.7 million in gross proceeds from the IPO, or approximately $71.9 million in net proceeds after deducting underwriting discounts and commissions of $5.6 million and other offering costs of $2.2 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into an aggregate of 9,557,098 shares of common stock.

In 2001, we raised $5,965,000 of net proceeds through sales of our Series A redeemable preferred stock and common stock. The Series A redeemable preferred stock was not convertible. At the time of our initial public offering, we were obligated to pay, and did pay, $5,880,000 to the holders of our Series A redeemable preferred stock to redeem all shares of the Series A redeemable preferred stock. All of the shares of our Series B, Series C and Series D convertible preferred stock were converted into shares of our common stock upon the closing of the initial public offering.

We also received proceeds from the exercise of common stock options and restricted stock in the amounts of $413,000 and $647,000 during the nine months ended June 30, 2007 and the nine months ended June 30, 2006, respectively.  In addition to the proceeds from the exercise of common stock options and restricted stock, we also received $363,000 from the repayment of notes receivable from shareholders during the nine months ended June 30, 2007.

Secured Line of Credit

In July 2004, we secured a line of credit for $5,000,000. The line of credit was available through April 2006. Pursuant to the line of credit agreement, we issued the lender a warrant to purchase 66,782 shares of our common stock at an exercise price of $1.50. The warrant expires seven years from the date of issue and the value of the warrant on the date of grant was nominal.

In April 2006, the line of credit agreement was amended to increase the amount of funds available under the line from $5,000,000 to $7,500,000, subject to certain financial metrics. The line of credit agreement was also amended to extend the availability of these funds through June 2007, and amended again to extend the availability of these funds through June 2008. The line of credit bears an interest rate of prime plus one half percent, which was 8.75% as of June 30, 2007. We have never drawn on the line.

Capital Expenditures

We have made capital expenditures primarily for computer equipment, as well as for leasehold improvements and other general purposes to support our growth. We expect to spend approximately $500,000 to $1,000,000 in capital expenditures in the last quarter of fiscal 2007. We are not currently a party to any purchase contracts related to future capital expenditures.

Off-Balance Sheet Arrangements

As of June 30, 2007, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(iii) of Regulation S-K of the SEC.

Recent Accounting Pronouncements

In June 2006, the FASB published FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This

Interpretation is effective for us in fiscal 2008 beginning October 1, 2007. The adoption of FIN 48 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, our board of directors having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and will be effective for us as of October 1, 2008. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, we are required to adopt these provisions at the beginning of the fiscal year ended September 30, 2009. We are currently evaluating the impact of SFAS No. 159 on our financial statements.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

We market our products in North America, Europe and the Asia-Pacific regions and develop our products in North America and the Asia-Pacific regions. As a result of our business activities in foreign countries, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We sell our products in certain countries, including Canada, United Kingdom, France, Italy, Germany, Netherlands and Japan, in the local currency for the respective country. Additionally, a portion of our product development activities is based at our facility in India. This provides some natural hedging because most of our subsidiaries’ operating expenses are denominated in their local currencies. Regardless of this natural hedging, our results of operations may be adversely impacted by the exchange rate fluctuation. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions.

Interest Rate Risk

At June 30, 2007 and September 30, 2006, we had cash and cash equivalents totaling $13,104,000 and $7,835,000, respectively. These amounts were invested primarily in money market accounts, commercial paper and corporate debt securities. The cash and cash equivalents were held for working capital purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

ITEM 4T.          CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be a party to various claims, suits and complaints. Currently, there are no such claims, suits or complaints that, in our opinion, would have a material adverse effect on our business, results of operations and financial condition.

ITEM 1A. RISK FACTORS

We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Risks Related to Our Business

We have a history of losses, a limited operating history and may not achieve profitability in the future.

We have not been profitable in any fiscal period since we were formed. We generated net losses of $4.0 million in fiscal 2004 (twelve months), $7.9 million in fiscal 2005 (twelve months) and $7.2 million in fiscal 2006 (nine months). As of June 30, 2007, we had an accumulated deficit of approximately $31.5 million. We commenced operations in July 2001 and, therefore, we have a limited operating history on which you can base your evaluation of our business, including our ability to increase our revenue. We will need to generate and sustain increased revenue levels in future periods in order to become profitable. We may never achieve profitability, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to expand our direct sales force and develop and enhance our software and service solutions and for general corporate purposes, including marketing, services and sales operations, hiring additional personnel, upgrading our infrastructure and expanding into new geographical markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. If we are unable to become profitable, the market price of our common stock may fall.

Our operating results may fluctuate from period to period and within each period, which makes our operating results difficult to predict and could cause our revenues, expenses and profitability to differ from expectations during certain periods, which would likely cause the market price of our common stock to decline.

Our operating results may fluctuate from period to period or within certain periods as a result of a number of factors, many of which are outside of our control. Given these fluctuations and our limited operating history, you should not rely on our past results as an indication of future performance. Each of the risks described in this section, as well as other factors, may affect our operating results. For example, factors that could affect our revenues and operating results include, but may not be limited to, the following:

•                  fluctuations in the demand for our products and maintenance renewals;

•                  the timing and size of customer orders, including the concentration of orders at the end of each quarter, and the increasing average sale price per transaction;

•                  the possibility that our customers may cancel, defer or limit purchases as a result of reduced information technology budgets;

•                  the possibility that our customers may defer purchases of our software in anticipation of new software or updates from us or our competitors;

•                  the timing of recognizing revenue as a result of revenue recognition rules;

•                  our ability to develop, introduce and deploy new products and product enhancements that meet customer requirements in a timely manner;

•                  our ability to access capital and control expenses;

•                  changes in our pricing and distribution terms or those of our competitors;

•                  the timing of new product releases or upgrades by us or our competitors;

•                  seasonality associated with demand for our products and services; and

•                  changes in general economic conditions in our domestic and international markets.

We believe that period-to-period comparisons of our results of operations are not a good indication of our future performance. In addition, these factors could negatively impact our results of operations and cause us to fail to meet the financial performance expectations of securities industry research analysts or investors in future periods, which would likely cause the market price of our common stock to decline.

Our industry is intensely competitive, and most of our competitors have greater financial, technical and sales and marketing resources and larger installed customer bases than we do, which could enable them to compete more effectively than we do.

The data center automation software market is intensely competitive, highly fragmented and characterized by rapidly changing technology, frequent product introductions, changes in customer demands and evolving industry standards. Competitors vary in size and in the scope and breadth of the products and services offered. Many of our primary competitors have longer operating histories and substantially greater financial, technical, sales, marketing and other resources than we do, as well as larger installed customer bases, greater name recognition and broader product offerings, including, in some cases, hardware. These competitors can devote greater resources to the development, promotion, sale and support of their products than we can and have the ability to bundle their hardware and software products in a combined offering. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements.

It is a costly and time-consuming process to change data center automation software. Some prospective customers have installed earlier generations of data center automation software, which gives an incumbent competitor an advantage in retaining a customer because it already understands the network infrastructure, user demands and information technology needs of the customer, and also because some customers are reluctant to change providers. In addition, because we offer organizations the ability to automate their operations, we also compete against an organization’s internal operations department, which may prefer to use their internally-developed tools to manage their own operations. This may particularly be the case with larger organizations, which represent one of our key target markets.

Our current and potential competitors may establish cooperative relationships among themselves or with third parties. If so, new competitors or alliances that include our competitors may emerge and could acquire significant market share. In addition, we believe that there will be continued consolidation within the markets in which we compete. Our competitors may consolidate with one another, or acquire other technology providers, enabling them to compete with us more effectively. This consolidation could affect prices and other competitive factors in ways that would impede our ability to compete successfully and harm our business. Increased competition could harm our business by causing, among other things, price reductions of our products, reduced profitability and loss of market share.

If we are unable to develop and introduce new products or enhancements to existing products and respond to technological changes, if our new products or enhancements do not achieve market acceptance or if we fail to manage product transitions, our results of operations and competitive position will suffer.

Our ability to compete in this highly competitive market depends in large part upon our ability to continuously anticipate and identify changing customer needs and to introduce and market new products, technologies, features and functionalities that meet those needs in a timely manner. As a result, we spend substantial amounts of time and money to research, develop and market new products and enhanced versions of our products to incorporate additional features, improve functionality or provide other enhancements, such as an ever-expanding configuration item database.

The pressure on us to innovate is particularly great given that our product offerings are not as broad as certain of our competitors. Almost all of our revenue is derived from our software for server and application management, including from professional services and technical support associated with such software. Therefore, it is critical to our success that we develop and introduce new products or enhancements that anticipate and meet changing customer needs in this market and successfully incorporate the latest technological advancements.

When we develop a new product or an advanced version of an existing product, we typically expend significant money and effort upfront to market, promote and sell the new offering. Therefore, if our new products or enhancements do not achieve adequate acceptance in the market, our competitive position will be impaired, our revenue will be diminished and the effect on our operating results may be particularly acute because of the significant research, development, marketing, sales and other expenses we incurred in connection with the new product or enhancement.

In addition, the introduction of new products or enhancements by us in future periods may also reduce demand for our existing products. As new or enhanced products are introduced, we must successfully manage the transition from older products in order to minimize disruption in customers’ ordering patterns and avoid having to support excessive levels of older installed product.

Our inability to identify, attract, train, integrate and retain highly qualified employees, in particular sales personnel and software development engineers, or the loss of a member of our senior management team, including our founders, may impair our ability to grow our business.

Our future success depends on our ability to identify, attract, train, integrate and retain highly qualified technical, sales and marketing, managerial and administrative personnel. As our customer base and revenue continue to grow, we will need to hire a significant number of qualified personnel both domestically and abroad. In particular, our ability to grow our revenue depends on talented and motivated sales personnel performing at a high level and our ability to enhance and maintain our technology depends on talented software development engineers with specialized skills. Competition for highly skilled sales and technical individuals is extremely intense and we continue to face difficulty identifying and hiring qualified personnel in many areas of our business. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for hiring experienced employees have greater resources than we have. In addition, in making employment decisions, particularly in the high-technology industries, job candidates often consider the value of the equity they are to receive in connection with their employment. Therefore, significant volatility in the price of our stock after this offering may adversely affect our ability to attract or retain sales and technical personnel. Furthermore, changes to accounting principles generally accepted in the United States relating to the expensing of stock options may discourage us from granting the sizes or types of stock options that job candidates may require to accept our offer of employment. In addition, the level of performance of our sales personnel and their ability to quickly contribute to our business is dependent on our ability to successfully identify high quality candidates and train new employees. If we fail to identify, attract, train, integrate and retain highly qualified and motivated personnel, our reputation could suffer and our business, financial condition and results of operations could be adversely affected.

Our future success also depends on the continued service and performance of our senior management team, including our founders. The replacement of members of our senior management team likely would involve significant time and costs, and the loss of any of these individuals may delay or prevent the achievement of our business objectives.

Our failure to offer high quality maintenance and professional services and maintain strong customer relationships could have a material adverse effect on our sales and results of operations.

Our software provides a comprehensive data center automation solution that enables organizations of any size to achieve continuous compliance across large-scale, distributed server and application environments. Further, once our software solutions are deployed, our customers depend on us to resolve issues relating to the use of our software solutions. A high level of service is critical for the successful marketing and sale of our software. If we or our partners do not effectively work with our customers in the installation or deployment of our solutions, or succeed in helping our customers quickly resolve post-deployment issues, it could adversely affect our ability to sell software products to existing customers and could harm our reputation with potential customers.

Our ongoing service offerings also provide us with an opportunity to broaden the types of products we provide to a particular customer, introduce existing customers to our new products or product enhancements and expand the use of a particular product to a customer’s other operating or geographic divisions. As a result, our failure to maintain high quality maintenance and professional services and maintain strong customer relationships could have a material adverse effect on our sales of software solutions and results of operations.

We have experienced a period of significant growth in recent years, and our inability to manage this growth could have a material adverse effect on our business, the quality of our products and services and our ability to retain key personnel.

We have experienced a period of significant growth in recent years. Our revenues increased 34% for fiscal 2006 compared to fiscal 2005, and the number of our customers increased significantly during that period. Our growth has placed increased demands on our management and other resources and will continue to do so in the future. We may not be able to maintain or accelerate our current growth rate, manage our expanding operations effectively or achieve planned growth on a timely or profitable basis. Managing our growth effectively will involve, among other things:

•                  continuing to retain, motivate and manage our existing employees and attract and integrate new employees, particularly qualified sales personnel;

•                  continuing to provide a high level of service to an increasing number of customers;

•                  maintaining the quality of product and services offerings while controlling our expenses;

•                  growing and training our direct salesforce;

•                  developing new sales channels that broaden the distribution of our software and services; and

•                  developing, implementing and improving our operational, financial, accounting and other internal systems and controls on a timely basis.

If we are unable to manage our growth effectively, there could be a material adverse effect on our ability to maintain or increase revenues and profitability, the quality of our data center automation software, the quality of our services offerings and our ability to retain key personnel. These factors could adversely affect our reputation in the market and our ability to generate future sales from new or existing customers.

Our software solutions are highly technical and may contain undetected errors, defects or security vulnerabilities which could cause harm to our reputation and adversely affect our business.

Our software solutions are highly technical and complex and, when deployed, are critical to the operation of many data centers. Our solutions have contained and may contain undetected errors, defects or security vulnerabilities. Some errors in our solutions may only be discovered after being installed and used by customers. Any errors, defects or security vulnerabilities discovered in our software after commercial release could result in loss of revenue or delay in revenue recognition, loss of customers and increased service and warranty costs, any of which could adversely affect our business, operating results and financial condition. In addition, we could face claims for product liability, tort or breach of warranty, including claims relating to changes to our products made by our channel partners. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and may adversely affect the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely impacted.

Incorrect or improper use of our software solutions or the actual or perceived failure of our services to provide expected results may result in negative publicity, reduced profitability and loss of market share.

Our software solutions are deployed in a wide variety of server and application environments. The proper use of our software requires training by the end user and, if our software products are not used correctly or as intended, inaccurate results may be produced. Our customers may incorrectly implement or use our products. Our solutions may also be intentionally misused or abused by customers or non-customer third parties who obtain access and use of our products. In addition, our customers utilize our products and services in part to reduce the likelihood of outages and minimize security vulnerabilities, so the occurrence of a high profile server outage or security breach at one of our customers could result in public and customer perception that our products and services are not effective, even if the occurrence is unrelated to the use of our products or services. The incorrect or improper use of our software solutions or the actual or perceived failure of our services to provide expected results may result in negative publicity, reduced profitability and loss of market share.

We encounter long sales and implementation cycles, particularly for our larger customers, which could have an adverse effect on the size, timing and predictability of our revenues.

Potential or existing customers, particularly larger organizations, generally commit significant resources to an evaluation of available software and require us to expend substantial time, effort and money educating them as to the value of our software and services. Sales of our core software products to these larger customers often require an extensive education and marketing effort. We could expend significant funds and resources during a sales cycle and ultimately fail to close the sale. Our sales cycle for all of our products and services is subject to significant risks and delays over which we have little or no control, including:

•                  a prospect’s budgetary constraints;

•                  the timing of a prospect’s budget cycles and approval processes;

•                  a prospect’s willingness to replace their current software solutions;

•                  our need to educate a prospect about the uses and benefits of our products and services; and

•                  the timing of the prospect’s previous license of earlier, similar software products.

If we are unsuccessful in closing sales, it could have a material adverse effect on the size, timing and predictability of our revenues.

We may not be able to respond to rapid technological changes and evolving customer demands with new software and services offerings that provide functionality superior to that of our competitors, which could have a material adverse effect on our sales and profitability.

We may fail to develop and market software and services that respond to technological changes or evolving industry standards, experience difficulties that could delay or prevent the successful development, introduction and marketing of these solutions and services or fail to develop solutions and services that adequately meet the requirements of the marketplace or achieve market acceptance. The introduction of software solutions embodying new technologies or the emergence of new industry standards could make our existing and future software solutions obsolete and unmarketable. In addition, the inclusion of, or the announcement of intent to include, functionality perceived to be similar to that offered by our products in products that are already generally accepted as necessary components of data servers may have an adverse effect on our ability to market and sell our products. Even if the functionality offered by other providers is more limited than our products, a significant number of customers may elect to accept such limited functionality in lieu of adding an additional information technology vendor. Many organizations have invested substantial personnel and financial resources to design and operate their data servers and have established deep relationships with other providers of other data server products, which may make them reluctant to add new components, particularly from new vendors with a limited operating history. In addition, an organization’s existing vendors or new vendors with a broad product offering may be able to offer concessions that we are not able to match because we currently offer only a single line of products and have fewer resources than many of our competitors. If organizations are reluctant to add additional software products from new vendors or otherwise decide to work with their existing vendors, our business, operating results and financial condition will be adversely affected.

We may not receive significant revenues from our current research and development efforts for several years, if at all.

Developing software is expensive, and the investment in product development may involve a long payback cycle. Our research and development expenses were $7.2 million, or 39% of total revenues, in fiscal 2005 (twelve months), and $8.8 million, or 36% of total revenues, in fiscal 2006 (nine months). For the nine months ended June 30, 2007, our research and development expenses were $9.0 million, or 21% of total revenues. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we do not expect to receive significant revenues from these investments for several years, if at all.

We develop software solutions that interoperate with and support operating systems developed by others, and if the developers of those operating systems do not cooperate with us or we are unable to devote the necessary resources so that our solutions interoperate with and support those systems, our software development efforts may be delayed or foreclosed and our business and results of operations may be adversely affected.

Our software operates primarily on the Windows, Linux and SUN Solaris operating systems and supports those operating systems and others including VMware ESX, AIX and HP-UX, pursuant to available application program interfaces. When new or updated versions of these operating systems are introduced, it is often necessary for us to develop updated versions of our software so that it properly interoperates with and supports these systems. We may not accomplish these development efforts quickly or cost-effectively. These development efforts require substantial capital investment, the devotion of substantial employee resources and the cooperation of the providers of the operating systems. For some operating systems, we must obtain some proprietary application program interfaces from the owner in order to develop software that interoperates with and supports the operating system. Operating system owners have no obligation to assist in these development efforts. If they do not provide us with assistance or the necessary application program interfaces on a timely basis, we may experience delays or be unable to expand our software applications into other areas.

We expect to rely increasingly on indirect sales channels, such as value-added resellers, systems integrators, original equipment manufacturers and corporate resellers, for the distribution of our software solutions, and the failure of these channels to effectively sell our software solutions could have a material adverse effect on the growth of our revenues.

We expect to increasingly rely on our value-added resellers, systems integrators, original equipment manufacturers and corporate resellers, which we collectively refer to as resellers, for the marketing and distribution of our software solutions and services. Although direct sales are our most significant distribution channel, we expect resellers to account for an increasing portion of our sales growth. However, our agreements with resellers are generally not exclusive, are generally renewable annually and in many cases may be terminated by either party without cause. Many of our resellers carry software solutions that are competitive with ours. These resellers may give a higher priority to other software solutions, including those of our competitors, or may not continue to carry our software solutions at all. If a number of resellers were to discontinue or reduce the sales of our products, or were to promote our competitors’ products in lieu of our applications, it would have a material adverse effect on our future revenues. Events or occurrences of this nature could seriously harm our sales and results of operations in the future. In addition, we expect that a significant portion of our sales growth will depend upon our ability to identify and attract new reseller partners. We believe that our competitors also use reseller arrangements. Our competitors may be more successful in attracting reseller partners and could enter into exclusive relationships with resellers that make it difficult to expand our reseller network. Any failure on our part to expand our network of resellers could impair our ability to grow revenues in the future.

Our international sales and operations expose us to additional business risks, and failure to manage these risks may adversely affect our overall operating results.

We have significant sales offices outside the United States, particularly in Europe, and derive a substantial portion of our revenues from these offices. In fiscal 2006 and the nine months ended June 30, 2007, we derived approximately 24% and 34%, respectively, of our revenues from sales outside North America. In addition, we conduct a significant portion of our research and development activities at our facility in Pune, India, where 40 of our total 100 research and development personnel were located as of June 30, 2007. We plan to expand our international sales and operations in the future.

Our international operations are subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many countries, including:

•                  difficulties and costs of staffing and managing our international operations and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•                  foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade or investment, including currency exchange controls;

•                  general economic conditions in the countries in which we operate, including seasonal reductions in business activity in the summer months in Europe and in other periods in other countries, could have an adverse effect on our earnings from operations in those countries;

•                  reduced protection for intellectual property rights in some countries;

•                  imposition of, or unexpected adverse changes in, foreign laws or regulatory requirements may occur, including those pertaining to export duties and quotas, trade and employment restrictions;

•                  longer payment cycles for sales in foreign countries and difficulties in collecting accounts receivable;

•                  fluctuations in currency exchange rates;

•                  costs and delays associated with developing software in multiple languages; and

•                  political and economic instability, war or acts of terrorism.

Our overall success in international markets also depends upon our ability to increase adoption rates by foreign-based companies of our software products and services and to develop and implement policies and strategies that will be effective in each location where we do business. For example, as we continue to expand our operations internationally, our technical support organization will face the additional challenge of delivering support, training and documentation in languages other than English. Our failure to manage additional business risks associated with international sales and operations may have a material adverse effect on our business and results of operations.

We are subject to governmental export and import controls that could impair our ability to compete in international markets.

Because we incorporate encryption technology into our products, our products are subject to United States export controls and may be exported outside the United States only with the required level of export license or pursuant to an export license exception. In addition, various countries regulate the importation of certain encryption technology and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations or change in the countries, persons or technologies targeted by these regulations could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations.

Protection of our intellectual property is limited, and any misuse of our intellectual property by others could materially adversely affect our sales and results of operations.

Our success depends significantly upon proprietary technology in our software, documentation and other written materials. To protect our proprietary rights, we rely on a combination of:

•                  patents;

•                  copyright and trademark laws;

•                  trade secrets;

•                  confidentiality procedures; and

•                  contractual provisions.

These methods afford only limited protection. Despite this limited protection, any issued patent may not provide us with any competitive advantages or may be challenged by third parties, and the patents of others may seriously impede our ability to conduct our business. Further, our pending patent applications may not result in the issuance of patents, and any patents issued to us may not be timely or sufficiently broad to protect our proprietary rights. We may also develop proprietary products or technologies that cannot be protected under patent law.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our software applications or to obtain and use information that we regard as proprietary. Policing unauthorized use of our software is difficult, and unauthorized use may be a problem in the future. In licensing our software applications, we sometimes rely on “click wrap” licenses which are downloaded over the Internet. We may have difficulty enforcing these licenses in some jurisdictions. In addition, the laws of some foreign countries do not protect our proprietary rights to the extent that the laws of the United States protect our proprietary rights. Our attempts to protect our proprietary rights may not be adequate. Our competitors may independently develop similar technology, duplicate our software or design around patents issued to us or other intellectual property rights of ours. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and management attention. In addition, from time to time we are participants or members of various industry standard-setting organizations or other industry technical organizations, which may, in some circumstances, require us to enter into royalty or licensing agreements with third parties regarding our intellectual property under terms established by those organizations which we may not find favorable. Additionally, the loss of key personnel involved with developing, managing or maintaining our intellectual property could have an adverse effect on our business.

Claims that we misuse the intellectual property of others could subject us to significant liability and disrupt our business.

Third parties could claim that our products or technology infringe on their proprietary rights. We expect that infringement claims may occur as the number of products and competitors in our market increases. In addition, to the extent that we gain greater visibility and market exposure as a public company, we face a greater risk of being the subject of intellectual property infringement claims. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, and could distract our management from our business. Furthermore, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from offering our products. In addition, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any of these events could seriously harm our business, operating results and financial condition.

Our use of open source and third-party software could negatively affect our business and subject us to possible litigation.

We incorporate open source software into our software solutions. We monitor our use of open source software to avoid subjecting our products to conditions we do not intend. Although we believe that we have complied with our obligations under the various applicable licenses for open source software that we use, there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses, and therefore the potential impact of these terms on our business is somewhat unknown and may result in unanticipated obligations or restrictions regarding our products and technologies. In such event, we could be required to seek licenses from third parties in order to continue offering our solutions, to re-engineer our solutions or to discontinue the sale of our solutions in the event re-engineering cannot be accomplished on a timely basis, any of which could adversely affect our business, operating results and financial condition.

We also incorporate certain third-party technologies, including software programs, into our products and may need to utilize additional third-party technologies in the future. However, licenses to relevant third-party technology may not continue to be available to us on commercially reasonable terms, or at all. Therefore, we could face delays in product releases until equivalent technology can be identified, licensed or developed, and integrated into our current products. These delays, if they occur, could materially adversely affect our business, operating results and financial condition.

We may be unable to obtain additional financing to grow our business, develop or enhance our software and services, or respond to competitive pressures.

We may need to raise additional funds in the future in order to grow our business, including through the acquisitions of, or significant investments in, complementary companies, products or technologies, although no acquisitions or investments are currently pending or planned. Any required additional financing may not be available on terms acceptable to us, or at all. If we raise additional funds by issuing equity securities, you may experience significant dilution of your ownership interest, and the newly-issued securities may have rights senior to those of the holders of our common stock. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility, and would also require us to fund additional interest expense. If additional financing is not available when required or is not available on acceptable terms, we may be unable to successfully develop or enhance our software and services through acquisitions or otherwise in order to take advantage of business opportunities or respond to competitive pressures, which could have a material adverse effect on our software and services offerings, revenues, results of operations and financial condition. We have no plans, nor are we currently considering any proposals or arrangements, written or otherwise, to acquire a business, technology, product or service.

We have no experience with acquiring other companies and our future efforts to do so may subject us to significant costs without the realization of the anticipated benefits of those acquisitions.

As a public company, we believe we have greater opportunities to make acquisitions of, or significant investments in, complementary companies, products or technologies, although no acquisitions or investments are currently pending or planned. This is due to the fact that we have additional available capital for these purposes, as well as a market-determined value for our common stock. To date, we have had very little experience completing acquisitions or managing the integration of acquisitions. Accordingly, we cannot guarantee you that we will be able to successfully complete or integrate any business, products, technologies or personnel that we might acquire or seek to acquire in the future, and our failure to do so could harm our business. Furthermore, any future acquisitions, if completed, would subject us to many risks, including:

•                  diversion of management’s attention during the acquisition and integration process;

•                  costs, delays and difficulties of integrating the acquired company’s operations, products, technologies and personnel into our existing operations and organization;

•                  difficulties in maintaining uniform standards, controls, procedures and policies;

•                  adverse impact on earnings as a result of amortizing the acquired company’s intangible assets or impairment charges related to write-downs of goodwill related to acquisitions;

•                  issuances of equity securities to pay for acquisitions, which may be dilutive to existing stockholders;

•                  potential loss of customers or key employees of acquired companies;

•                  impact on financial condition due to the timing of the acquisition or failure to meet operating expectations for acquired businesses; and

•                  assumption of unknown liabilities of the acquired company.

Any acquisitions of businesses, technologies, products or services may not generate sufficient revenues to offset the associated costs of the acquisitions or may result in other adverse effects.

Adverse economic conditions or reduced information technology spending may adversely impact our business.

Our business depends on the overall demand for information technology, and in particular for data center automation software, and on the economic health of our current and prospective customers. The market we serve is emerging and the purchase of our products involves material changes to established purchasing relationships. In addition, the purchase of our solutions is often viewed as discretionary and involves a significant commitment of capital and other resources. Weak economic conditions, or a reduction in information technology spending even if economic conditions improve, would likely have an adverse impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our solutions and services and reduced unit sales.

We expect to pursue sales to governments and governmental entities and, as a result, significant changes in the contracting or fiscal policies of governments and governmental entities could have a material adverse effect on our business.

In fiscal 2005 and fiscal 2006, we derived less than 10% of our revenues from contracts with federal, state, local and foreign governments and governmental agencies, and we expect to continue to derive a portion of our revenues from such contracts. Changes in government contracting policies or government budgetary constraints could directly affect our business, financial condition and results of operations. Among the factors that could adversely affect our business, financial condition or results of operations are:

•                  changes in fiscal policies or decreases in available government funding;

•                  changes in government programs or applicable requirements;

•                  the adoption of new laws or regulations or changes to existing laws or regulations;

•                  the need to hire additional personnel with adequate government security clearances;

•                  potential delays or changes in the government appropriations process; and

•                  delays in the payment of our invoices by government payment offices.

These and other factors could cause governments and governmental agencies to refrain from purchasing the products and services that we offer in the future, the result of which could have an adverse effect on our business, financial condition and results of operations. In addition, many of our government customers are subject to stringent budgetary constraints. The award of additional contracts from government agencies could be adversely affected by spending reductions or budget cutbacks at government agencies that are likely to utilize our products and services.

Future interpretations of existing accounting standards could adversely affect our operating results.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, or AICPA, the Securities and Exchange Commission, or SEC, and various other bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

For example, we recognize our product software license revenue in accordance with AICPA Statement of Position, or SOP, 97-2, Software Revenue Recognition, and related amendments and interpretations contained in SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. The AICPA and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant accounting standards to a wide range of sales contract terms and business arrangements that are prevalent in software licensing arrangements. Future interpretations of existing accounting standards, including SOP 97-2 and SOP 98-9, or changes in our business practices could result in future changes in our revenue recognition accounting policies that may have a material adverse effect on our results of operations. We may be required to delay revenue recognition into future periods, which could adversely affect our operating results. In the future we may have to defer recognition for license fees due to several factors, including whether a transaction involves:

•                  software arrangements that include undelivered elements for which we do not have vendor specific objective evidence of fair value;

•                  requirements that we deliver services for significant enhancements and modifications to customize our software for a particular customer; or

•                  material acceptance criteria.

Because of these factors and other specific requirements under accounting principles generally accepted in the United States for software revenue recognition, we must have very precise terms in our software arrangements in order to recognize revenue when we initially deliver software or perform services. Negotiation of mutually acceptable terms and conditions can extend our sales cycle, and we may accept terms and conditions that do not permit revenue recognition at the time of delivery.

Natural disasters or other unanticipated catastrophes that result in a disruption of our operations could negatively impact our results of operations.

Our worldwide operations are dependent on our network infrastructure, internal technology systems and website. Most of our computer equipment, intellectual property resources and personnel, including critical resources dedicated to research and development and administrative support functions are presently located at our corporate headquarters in Lexington, Massachusetts. We also have a research and development facility in Pune, India, which has in the past experienced flooding and earthquakes. We also have sales and operations in various other domestic and international locations that expose us to additional diverse risks. The occurrence of natural disasters, such as hurricanes or earthquakes, or other unanticipated catastrophes, such as telecommunications failures, computer viruses or other cyber-attacks, fires or terrorist attacks, at any of the locations in which we do business, could cause interruptions in our operations. In addition, even in the absence of direct damage to our operations, large disasters, terrorist attacks or other casualty events could have a significant impact on our partners’ and customers’ businesses, which in turn could result in a negative impact on our results of operations. Extensive or multiple disruptions in our operations, or our partners’ or customers’ businesses, due to natural disasters or other unanticipated catastrophes could have a material adverse effect on our results of operations.

If we fail to maintain adequate internal control over financial reporting, if we are unable to timely complete our assessment of the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm cannot attest to our assessment of our internal control over financial reporting, we may be subject to regulatory sanctions and a loss of public confidence and the trading price of our stock could be negatively impacted.

Effective internal reporting controls are necessary for us to provide reliable financial reports and effectively detect and prevent fraud. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required beginning with our fiscal year ending September 30, 2008 to include in our annual report our assessment of the effectiveness of our internal control over financial reporting. Furthermore, our registered independent public accounting firm will be required to report on our assessment of the effectiveness of our internal control over financial reporting and separately report on the effectiveness of our internal control over financial reporting. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. If we fail to timely complete this assessment, or if our independent registered public accounting firm cannot attest to our assessment, we may be subject to regulatory sanctions and a loss of public confidence. Also, the lack of effective internal control over financial reporting may adversely impact our ability to prepare timely and accurate financial statements.

Risks Related to the Ownership of Our Stock

Our common stock has a very limited trading history and we expect that the price of our common stock will fluctuate substantially.

Prior to the completion of our initial public offering on July 30, 2007, there was no public market for shares of our common stock. An active public trading market may not develop or, if developed, may not be sustained. The market price of our common stock will be affected by a number of factors, including:

•                  our ability to obtain new customers and retain and generate expanded business from our existing customers;

•                  variations in our quarterly or annual operating results;

•                  changes in financial estimates, treatment of our tax assets or liabilities or investment recommendations by securities analysts following our business;

•                  the public’s response to our press releases, our other public announcements and our filings with the SEC;

•                  changes in accounting standards, policies, guidance or interpretations or principles;

•                  sales of common stock by our directors, officers and significant stockholders;

•                  announcements of technological innovations or enhanced or new products by us or our competitors;

•                  our failure to achieve operating results consistent with securities analysts’ projections;

•                  the operating and stock price performance of other companies that investors may deem comparable to us;

•                  broad market and industry factors; and

•                  other events or factors beyond our control, including those resulting from war, incidents of terrorism or responses to such events.

The market prices of software companies have been extremely volatile. Stock prices of many software companies have often fluctuated in a manner unrelated or disproportionate to the operating performance of such companies. In the past, following periods of market volatility, stockholders have often instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of management from our business.

Future sales of shares of our common stock in the public market, or the perception that such sales may occur, may depress our stock price and make it difficult for you to recover the full value of your investment in our shares.

Our stockholders that held our stock prior to our initial public offering now hold approximately 82% of our outstanding shares of common stock. These stockholders will not be contractually prohibited from selling these shares following the 180-day lock-up period following our initial public offering, which expires on January 20, 2008, subject to certain extensions. In addition, after the expiration of the lock-up period, we will not be contractually prohibited from issuing and selling additional shares of our common stock. Any sale by us or our current stockholders of our common stock in the public market, or the perception that sales could occur, could adversely affect the prevailing market price for our common stock.

Substantially all of the holders of our common stock prior to our initial public offering have rights, subject to some limited conditions, to demand that we file a registration statement on their behalf to register their shares or that we include their shares in a registration statement that we file on our behalf or on behalf of other stockholders. If such demand rights are exercised pursuant to the terms and conditions of the registration rights agreement and we are required to file an additional registration statement, we will incur significant expenses in connection with the filing of such registration statement. Additionally, the filing of an additional registration statement at the request of the stockholders may divert the attention of our senior management from our business operations.

Anti-takeover provisions in our organizational documents and Delaware law may discourage or prevent a change of control, even if an acquisition would be beneficial to our stockholders, which could affect our stock price adversely and prevent attempts by our stockholders to replace or remove our current management.

Our amended and restated certificate of incorporation and amended and restated by-laws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions:

•                  authorize the issuance of preferred stock which can be created and issued by our board of directors without prior stockholder approval, with rights senior to those of our common stock;

•                  provide for a classified board of directors, with each director serving a staggered three-year term;

•                  prohibit our stockholders from filling board vacancies, calling special stockholder meetings or taking action by written consent;

•                  provide for the removal of a director only with cause and by the affirmative vote of the holders of 75% or more of the shares then entitled to vote at an election of our directors; and

•                  require advance written notice of stockholder proposals and director nominations.

In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our restated certificate of incorporation, restated by-laws and Delaware law could make it more difficult for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including a merger, tender offer or proxy contest involving our company. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities

During the quarter ended June 30, 2007, we granted stock options to purchase an aggregate of 347,233 shares of common stock to our employees under our Third Amended and Restated 2001 Stock Option and Grant Plan, each at an exercise price of $10.00 per share. During this period, we also issued an aggregate of 131,170 shares of common stock to employees and directors pursuant to the exercise of stock options for cash consideration with aggregate exercise proceeds of approximately $173,000. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 or Section 4(2) of the Securities Act of 1933. The recipients of securities in each transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution and appropriate legends were affixed to the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.

(b) Use of Proceeds from Public Offering of Common Stock

Subsequent to the fiscal quarter ended June 30, 2007, we completed the initial public offering or IPO of shares of our common stock, pursuant to a Registration Statement on Form S-1, as amended (File No. 333-138199), which was declared effective by the U.S. Securities and Exchange Commission on July 24, 2007. Under the registration statement, we registered the offering and sale of an aggregate of 4,690,000 shares of our common stock (including the 750,000 shares subject to the overallotment option which the underwriters exercised in full), and another 1,040,000 shares of our common stock sold by certain selling stockholders. The offering did not terminate until after the sale of all of the shares registered on the registration statement. All of the shares of common stock issued pursuant to the registration statement, including the shares sold by the selling stockholders, were sold at a price to the public of $17.00 per share. The managing underwriters were Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Wachovia Capital Markets, LLC and Cowen and Company, LLC.

As a result of the IPO, we raised a total of $71.9 million in net proceeds after deducting underwriting discounts and commissions of $1.19 per share or $5.6 million and offering expenses of approximately $2.2 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. We did not receive any proceeds from the sale of shares in the IPO by the selling stockholders.

Upon the closing of the IPO we used $5.9 million to redeem our Series A redeemable preferred stock.  We intend to use the remainder of the net proceeds from the IPO for working capital and other general corporate purposes, including the potential funding of strategic acquisitions or investments, the continued expansion of our sales and marketing activities and the expanded funding of our research and development efforts. We have no current agreements or commitments with respect to any material acquisitions.  Pending such uses, we plan to invest the net proceeds in short-term, interest-bearing, investment grade securities. There has been no material change in the planned use of proceeds from our IPO as described in the final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b).

(c) Purchases of Equity Securities by the Issuer or Affiliated Purchasers

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Effective as of June 13, 2007, our stockholders took action by written consent in lieu of a special meeting pursuant to Section 228 of the Delaware General Corporation Law.  In that consent, our stockholders approved (i) the extension of our bank line with Comerica through June 30, 2008; (ii) the filing of a Certificate of Amendment to our Seventh Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the recapitalization of our capital stock, which effected 1-for-2 reverse stock split; (iii) the filing, upon the pricing of the shares to be offered in the IPO, of our Eighth Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware; (iv) the filing, upon the closing of the IPO, of our Ninth Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware; (v) the Amended and Restated By-laws of the Company; (vi) upon the filing of the Eighth Amended and Restated Certificate of Incorporation, the election and classification of Dev Ittycheria, Edwin J. Gillis and Mark Terbeek as Class I Directors, Robert P. Goodman, R. David Tabors and Steven C. Walske as Class II Directors, and Peter Gyenes and Vijay Manwani as Class III Directors of the Company; (vii) the Company entering into Indemnification Agreements with each of its current and future officers and directors; and (viii) the 2007 Stock Option and Incentive Plan.  Holders of: (a) more than 60% of our then outstanding Series A redeemable preferred stock, Series B redeemable convertible preferred stock, Series C redeemable convertible preferred stock and Series D redeemable convertible preferred stock; (b) a majority of our then outstanding common stock; and (c) a majority of issued and outstanding shares of the Company’s capital stock entitled to vote thereon, approved the foregoing matters by written consent.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLADELOGIC, INC.
(Registrant)

Date: August 22, 2007	/s/ Dev Ittycheria
Dev Ittycheria
President and Chief Executive Officer

Date: August 22, 2007	/s/ John J. Gavin, Jr.
John J. Gavin, Jr.
Senior Vice President, Finance, and Chief Financial Officer

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

*                    This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.