Form 10-K
period 2007-09-30
BladeLogic, Inc.
filed 2007-11-29
CIK 1175685

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-33589

BLADELOGIC, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-3569976 (IRS Employer Identification No.)
10 Maguire Road, Building 3, Lexington, Massachusetts (Address of principal executive offices)	02421 (Zip code)
(781) 257-3500 (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 Par Value Per Share	The NASDAQ Stock Market, LLC

        Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act) (Check one):

Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        The aggregate market value of the common stock, $0.001 par value, held by non-affiliates of the registrant computed by reference to the last reported sale price of the Common Stock as reported on The NASDAQ Global Market on November 27, 2007 was approximately $259,853,000. In making such calculation, the registrant does not determine whether any director, officer or other holder of Common Stock is an affiliate for any other purpose.

        The number of shares outstanding of each of the Registrant's classes of common stock as of November 27, 2007:

Title of Class	Shares Outstanding
Common Stock, $0.001 par value	27,221,018

DOCUMENTS INCORPORATED BY REFERENCE

        The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended September 30, 2007. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

BLADELOGIC, INC
TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other similar words. These statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, results of operations and financial condition. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K. Accordingly, you should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

PART I

        Effective January 1, 2006, we changed our fiscal year end from December 31 to September 30. Accordingly, a reference to "fiscal 2007" in this Annual Report on Form 10-K refers to the twelve month period ended September 30, 2007, a reference to "fiscal 2006" refers to the nine month period ended September 30, 2006 and a reference to "fiscal 2005" refers to the twelve month period ended December 31, 2005. Unless the context otherwise requires, we use the terms "BladeLogic," the "Company," "we," "us" and "our" in this Annual Report on Form 10-K to refer to BladeLogic, Inc. and its subsidiaries. Unless otherwise indicated, all information set forth in this Annual Report on Form 10-K that relates to the number of servers or server shipments, the investment by organizations in data center assets and related data has been provided by the International Data Corporation.

ITEM 1.    BUSINESS

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

Our Industry

        The data center, home to mission critical computer systems, is the nerve center of the IT department. To meet the demands of today's competitive business environment, organizations have invested hundreds of billions of dollars globally in data center assets, such as servers and application software, and are expected to invest another $240 billion from 2006 through 2010 on physical servers alone. With this growth in computing assets, data centers have become increasingly complex and difficult to manage, driving the need for large investments in personnel and software management tools. In 2006 alone, it is estimated that organizations globally spent $114 billion on managing and administering these assets, the vast majority of which was spent on in-house tools and personnel.

  Proliferation of Servers and Software Applications

        In recent years, the number of physical server shipments has almost doubled, growing from 4.2 million units shipped in 2001 to 7.7 million units shipped in 2006. Moreover, the number of physical servers shipped annually is forecasted to increase to 11.0 million by 2010. The factors driving this growth include:

  •
  a fundamental shift from mainframe and client/server architectures to a web-based computing model;

  •
  commoditization of computing hardware driven by the decline in physical server prices and increased use of less expensive Intel-based servers running Windows or Linux-based operating systems; and

  •
  adoption of new form factors, including multi-server appliances called blade servers.

        In addition to the dramatic increase in the number of physical servers, the number of applications provisioned in the data center has also experienced rapid growth. With the Internet and intranet becoming the de facto platform for delivering software applications, the data center, not the desktop, has become the home of an increasing number of business applications. The web-based computing architecture facilitates rapid development of applications, which in turn increases the rate at which new applications are deployed in the data center and made available to a much broader base of users.

        Compounding the increase in physical servers and the number of applications is the adoption of server virtualization technology. This technology enables multiple instances of an operating system to run on one physical server, creating multiple "virtual servers." By decoupling the server hardware and the operating system, server virtualization technology enables organizations to increase server utilization. The adoption of this technology creates a multiplier effect with respect to the number of servers that need to be managed within the data center. From 2005 to 2010, the number of virtual servers is expected to grow by 41%, compounded annually. In this Annual Report on Form 10-K, unless otherwise indicated, "servers" refer to both physical servers and virtual servers.

  High Rate of Change within the Data Center

        Organizations require a highly responsive data center environment to keep pace with the needs of their customers and partners. As a result, the rate of change to servers and applications in the data center has increased dramatically. This increase has been driven in part by the shift to web-based applications, which have shorter development cycles and deployment times. Updates to web-based applications may occur as frequently as multiple times per week, rather than once or twice per quarter, as was typical for client/server-based applications. In addition, escalating security risks and the growing complexity of the data center require more frequent patching and tuning of operating systems and software applications. Furthermore, emerging computer architectures, like utility or on-demand computing, a business model whereby computer resources are provided on an on-demand and pay-per-use basis, require the ability to implement changes in the data center on a nearly continuous basis.

  Increased Emphasis on Compliance and Security

        Faced with significant financial and reputational harm in the event of server downtime, escalating security risks and an intensified regulatory environment, organizations rely on their IT departments to stay at the forefront of operational, security and regulatory compliance in the data center.

        Operational compliance requires IT departments to be compliant with the evolving rules, best practices and policies of the enterprise, in order to improve efficiency and reduce downtime. Organizations strive to conform to industry wide standards and processes such as the Information Technology Infrastructure Library, or ITIL, and Control Objectives for Information and related Technology, or COBIT, to improve standardization and achieve operational efficiencies.

        Security compliance requires IT departments to counter the growing number of security threats. IT departments counter these threats through the rapid and consistent provisioning of software patches. A patch is software code designed to fix vulnerabilities of an existing application or operating system. The number, frequency and complexity of patches have increased to match the number, frequency and complexity of the security threats they are designed to combat. In 2006, for example, Microsoft released 49 critical security patches to remediate vulnerabilities in their software products, representing more patches than they released in 2005 and 2004 combined.

        Regulatory compliance requires IT departments to establish, maintain, assess and report on the effectiveness of compliance with regulatory requirements such as Sarbanes-Oxley, SAS-70, Gramm-Leach Bliley Act, HIPAA and BASEL II. The number of regulatory requirements has increased in the last few years as have the financial and reputational risks associated with non-compliance. This has placed an increasing burden on the data center and emphasized the importance of an organization's ability to audit, control change and regulate access in the data center in order to demonstrate the effectiveness of its internal controls and compliance initiatives.

  Significant Increase in the Complexity and Cost of Managing a Data Center

        Maintaining the efficacy and integrity of the data center is a growing challenge given the ever-increasing complexity of the data center's underlying infrastructure, which may be comprised of thousands of physical and virtual servers, multiple operating systems and hundreds of diverse software applications. This complexity is compounded by the shift to a web-based computing architecture where one software application can run simultaneously across multiple servers with different operating systems. In addition, the proliferation of servers and applications, the increasing frequency of change, and the increased priority on compliance and security have also added additional layers of complexity and cost to data center management.

        Underlying a server can be millions of interdependent and complex configuration items that need to be managed. Each configuration item defines the properties, dependencies and settings of a server, an operating system or a software application. These configuration items must be configured appropriately to enable the applications in the data center to function properly. Data center staff often struggle with the challenge of managing change and maintaining consistency of configuration items across thousands of servers, running hundreds of software applications on different operating systems. As a result, IT departments have become increasingly dependent on highly skilled and expensive personnel to address changing business requirements, roll-out new applications, ensure operational, security and regulatory compliance, and properly configure the millions of interdependent and complex configuration items.

Data Center Management Challenges

        As a result of these industry trends and the ineffectiveness of current management approaches in the data center, organizations are faced with the following challenges:

  •
  A greater number of system administrators are required to manage the data center. Given the increasing complexity of the data center environment, a significant portion of these system administrators must be highly skilled and, as a result, are expensive professionals. This leads to a greater cost in managing data centers. According to the International Data Corporation, more than two-thirds of data center spending today is attributable to the cost of server management and administration.

  •
  Organizations are increasingly exposed to application downtime. According to Gartner, nearly 74% of all application downtime is related to incorrect configurations caused by human errors. Application downtime results in lost revenue, high remediation costs and potential reputational harm.

  •
  The IT department's ability to meet quickly changing business requirements is limited. IT managers are less willing to implement rapid changes due to fear of creating data center instability, such as application or server failures. As a result, IT managers often trade-off executing strategic business initiatives that require significant change in the data center with maintaining current service levels and data center stability.

  •
  Organizations are increasingly likely to be in violation of operational, security or regulatory compliance policies. The potential consequences of being out of compliance include inconsistent service levels and data center instability, regulatory fines and security breaches, any of which could lead to significant costs and reputational harm.

Our Solution

        We have designed our products and services to provide a comprehensive solution to meet the challenges of managing the data center. The principal ways in which our solution addresses these challenges include:

  Dramatically reducing the risk of change

        Poor change management practices in the data center are the primary cause of application downtime. Application downtime is most often related to incorrect configurations caused by human errors. Consequently, the higher the frequency of change in the data center, the higher the risk of server and application downtime. This provides IT departments with a significant incentive to resist making changes in order to reduce the risk of downtime. Our solution enables our customers to be more responsive to the needs of the organization by providing them with the ability to effect rapid changes in a highly precise, secure and automated manner. Not only is our solution designed to install and deploy software, but also to manage fine-grained changes to configuration items to ensure all parts of an application and its underlying infrastructure are configured accurately and consistently. Our extensive library of configuration items enables us to define, in an extremely detailed manner, how servers and applications are constructed. This capability allows data center staff to precisely provision new servers and applications and to accurately identify and remediate misconfigurations that may adversely affect existing servers and applications. We believe this approach significantly reduces the risk of server and application failure and the associated loss of revenue.

        A wide range of IT staff, such as systems administrators, security engineers, database administrators, application developers and support staff, typically access and modify servers and applications. As a result, providing administrative access commensurate with the skills and privileges of each staff member is a critical component to effective data center management. Our solution not only restricts access by explicit tasks but also by specific configuration items, providing very granular access control. We believe this capability, a key differentiator of our solution, enables organizations to greatly minimize security and operational risks while fostering better collaboration. We also track all configuration changes and generate detailed audit trails to identify and reconcile changes that may have led to operational problems or security breaches. In addition, our solution provides data center staff with the ability to automatically roll-back both simple and complex configuration changes to return a server or an application to a previously known stable state. This ability to quickly undo an incorrect or harmful change enables data center staff to confidently increase the frequency of change in the data center to support the needs of the organization without risking application downtime. Consequently, we believe our solution creates a more responsive data center environment that is also more predictable and stable.

  Consistently enforcing operational, security and regulatory policies

        Our solution is designed to help IT departments achieve and maintain compliance with operational, security and regulatory policies. We provide data center staff with the means to define sophisticated and highly granular configuration policies, or "desired state" conditions, which establish specific recommended configuration attributes of servers and applications. Recommended configuration attributes may relate to operational requirements (e.g., modifying the settings of a custom application for improved performance), security requirements (e.g., installing the latest software patches from Microsoft) and regulatory requirements (e.g., tracking and reporting changes on a particular set of servers for Sarbanes-Oxley Section 404). While these recommended configuration attributes may be user-defined, our solution also provides out-of-the-box configuration policies based on best practice recommendations, such as those from the Center for Internet Security, the National Institute of Standards and Technology and the National Security Agency.

        Using our solution, data center staff can scan and audit the data center environment at regular intervals to measure compliance against these configuration policies, and, if required, remediate the specific policy violations to bring a server or application back into compliance. Our solution also provides IT departments with the ability to generate a wide range of reports on the state of compliance across a variety of dimensions, such as time, location or application. Key differentiators of our solution are: (i) the granularity with which organizations can define configuration policies, (ii) the ability to manage changes to servers and applications in the context of such policies and (iii) the ability to automatically identify and remediate policy violations.

  Reducing the time and resources required to roll-out applications

        The roll-out of an application from development to production in the data center requires the coordination of multiple IT groups within the organization. These IT groups typically include developers, quality assurance staff and data center management personnel, most of whom work within their own organizational silos. The computing environments used by these IT groups can vary greatly by the number and type of servers, configuration attributes of servers and applications and the level of security and access control. As a result, the roll-out of an application can be complex, time-consuming and costly, particularly given the trend towards more rapid development of new applications.

        Our solution automates the application roll-out process by providing a sophisticated packaging technology that enables the deployment of an application and all its underlying configuration items via a package. A package includes not only the specific software components that need to be deployed but also instructions that describe the particular sequence to install and configure the application as well as any required dependencies before installation can begin. Unlike other solutions that require the creation of a new package every time an application is moved from one environment to another, our solution allows a single package to be used across development, quality assurance and production environments—greatly simplifying the roll-out process. Our packaging technology can be used across different operating systems, such as UNIX, Linux and Windows, unlike many other solutions which are limited to one operating system.

        Our sophisticated access control features can be used to define different access permissions to these packages. For example, a developer may be able to modify a package in the development environment, view the same package in the quality assurance environment and have no access to that package in the production environment in the data center. This facilitates cooperation between IT groups while minimizing operational and security risks. In addition, to mitigate the inherent risk and to reduce costs involved with the roll-out of an application, our solution can roll-back all changes or selectively roll-back a subset of the changes to quickly return the application to a stable configuration. Since the application roll-out process is highly iterative, the ability to roll-back intricate application changes drastically reduces the time and complexity of rolling out applications.

  Significantly reducing the cost of data center management

        The growing complexity of the data center, the rapid proliferation of physical and virtual servers and applications, the increasing frequency of change and the high priority on compliance and security have dramatically increased the costs of managing the data center. In addition, there are severe financial and reputational costs associated with application downtime, server outages, security breaches and non-compliance with regulatory requirements. As a result, IT departments have increased their investment in the management and administration of the data center and become progressively more dependent on highly skilled and expensive personnel.

        To counter these increasing costs, we offer a comprehensive, cross-platform solution that automates the critical tasks related to managing the lifecycle of physical and virtual servers and applications. Our solution is designed to reduce and prevent incorrect configurations and related errors that affect the availability of physical and virtual servers and applications in order to minimize lost revenues, reputational harm and remediation costs associated with downtime. In addition, our solution is designed to help IT departments achieve and maintain compliance with operational, security and regulatory policies, in order to avoid costs associated with security breaches and non-compliance with regulatory requirements.

        We save organizations a significant amount of time and effort by automating labor-intensive management tasks, thereby drastically increasing the productivity of the data center staff. Using our sophisticated access control capabilities, these same organizations can delegate complex tasks to less experienced staff. Moreover, we allow for additional cost savings by providing IT departments with the ability to standardize across multiple platforms, including using a single interface and unified policy to manage, control and enforce configurations across both virtual and physical servers. This enables our customers to empower their less expensive staff members to be more productive, providing the organization with significant cost savings.

Our Strategy

        Our objective is to enhance our position as a provider of leading data center automation and management software. Key elements of our strategy include:

  Extend our technology leadership, product depth and addressable markets

        We plan to enhance our existing solution and introduce new data center automation software products that address emerging trends and regulatory requirements, and target new market opportunities, such as utility computing. We have made and will continue to make significant investments in software research and development to introduce new versions of our products that incorporate innovative features, improved functionality and address unique business requirements across different geographies and industries.

  Expand our direct sales team, distribution channels and geographic markets served

        We plan to continue investing in the expansion of our direct sales team and other distribution channels across all geographies. We intend to grow our direct sales force as well as our distribution relationships, including those with value-added resellers and system integrators. In addition, we plan to identify and select original equipment manufacturers to help extend our product distribution capabilities.

  Broaden and develop strategic relationships

        We plan to broaden our existing relationships and develop new relationships with leading technology and distribution partners, including software application vendors and systems integrators. We believe that these types of strategic relationships will allow us to expand our addressable market, increase sales of our software through joint selling and marketing arrangements, and improve our insight into emerging industry trends. We believe that there are many potential partners, and we plan on developing several strategic relationships in the near term.

  Enhance and expand our customer support and professional services

        We plan to continue to create and deliver innovative services offerings that provide faster deployment of our software, rapid resolution of problems and more value to our customers. As we increase our customer base and broaden our product platform and capabilities, we intend to expand the size and range of our customer support and professional service offerings. In the near term, we plan to enhance and expand our current training offering to ensure that our customers successfully deploy and administer our products in their own environment. We will opportunistically look to partner with highly qualified third-party providers of professional services in order to complement our existing offerings.

  Pursue strategic opportunities

        We may pursue acquisitions that we believe will provide products and/or technologies that are complementary to our current offerings. We continually seek to enhance and expand the functionality of our solution and in the future we may pursue acquisitions that will enable us to offer more comprehensive functionality to customers. We currently have no plans, proposals or arrangements with respect to any acquisition.

Our Products

        Our data center management solution helps our customers to coordinate independent IT groups within the organization by providing a unified platform for managing change and compliance across server and application environments. This aligns data center staff to more cooperatively manage the ever-increasing number and complexity of servers and applications within the data center. Using this unified architecture as a fundamental building block, we offer the following products through which our customers address their data center automation objectives.

  Operations Manager Suite

        Our customers rely on our Operations Manager suite, with its discovery, compliance, configuration and virtualization modules, to discover, manage, control and enforce changes to physical and virtual servers in the data center. We believe our Operations Manager suite enables IT departments to implement a policy-based automation solution for managing their servers that is designed to ensure the highest uptime for the underlying business critical services. Moreover, it provides data center staff with a comprehensive platform to plan, test, deploy and track changes within their environment. With the Operations Manager suite, data center staff can determine what has changed within the environment, who made the change, whether the change had its intended effect, the state of compliance and what evidence is available to provide proof of compliance to auditors and other interested parties.

        The Operations Manager suite consists of the Discovery Manager, Compliance Manager and Configuration Manager modules, each of which can be purchased individually or bundled together with the Virtualization Manager.

  Discovery Manager

        Our Discovery Manager module allows data center staff to browse and collect configuration data about servers and applications in real-time as well as historical inventory information that has been captured and stored in a database. The information gathered is extremely granular and includes, as an example, such detailed information as packages, patches, files, registry entries, configuration file entries, and.NET and J2EE application components residing on a server.

        Given the high rate of change in the data center, the ability to use both real-time and historical inventory information helps data center staff perform day-to-day tasks as well as to troubleshoot problems. Discovery Manager also provides critical inventory information necessary for the establishment of a configuration management database, or CMDB.

  Compliance Manager

        Our Compliance Manager module is designed to help IT departments achieve continuous compliance with operational, security and regulatory policies. Using Compliance Manager, data center staff can define policies that establish specific recommended configurations as well as automatically scan all types of servers and applications in real-time or at regular intervals to track compliance with those policies. When a specific compliance violation has been identified, the requisite remediation instructions are automatically generated by Compliance Manager. These remediation instructions can be utilized by our Configuration Manager module to automate the remediation process.

        Compliance Manager includes the ability to import third-party configuration policies, such as Microsoft patch policies or best practice recommendations from the Center for Internet Security, to help organizations quickly assess the state of compliance to industry and de facto standards. Due to the complexity of server and application configurations, Compliance Manager also provides the ability to incorporate rules to define more sophisticated and flexible configuration policies, as well as to document exceptions to manage acceptable deviations from particular policies. With Compliance Manager, data center staff can populate CMDBs and generate reports that illustrate the state of compliance by policy at any point of time and over a period of time, and identify where policy violations exist.

  Configuration Manager

        Our Configuration Manager module allows IT departments to provision, patch, configure, update and remediate servers and applications running on all major operating systems. It enables consistency in change and configuration management without error-prone scripting or labor-intensive manual operations. With Configuration Manager, data center staff can execute actions and changes required to conform the applicable servers and applications to one or more policies. Moreover, data center staff can use Configuration Manager for the remediation of specific policy violations identified by our Compliance Manager module.

        With Configuration Manager, data center staff use policies to provision servers from the operating systems to middleware to business applications. Configuration Manger provides a capability to deploy files, packages and patches, as well as specific configuration settings, such as modifying entries in a configuration file. A key feature is the ability to roll-back incorrect or unwanted changes to servers and applications. Configuration Manager features a cross-platform command line interface, called Network Shell™, which improves a systems administrator's productivity by allowing for the simultaneous execution of tasks and scripts across multiple servers. Included with Configuration Manager is job scheduler, which schedules change and configuration activity around maintenance windows and facilitates the management of a large number of tasks. With Configuration Manager, data center staff can populate all change and configuration information, including job activities and results, as well as policies and access control permissions, into a CMDB.

  Virtualization Manager

        Virtual server technology provides a method of partitioning one physical server into multiple servers, each of which has the characteristics and capabilities of a dedicated physical server. Each virtual server can run its own instance of an operating system and each can be independently re-booted. By allowing multiple operating systems to be housed on one physical device, server virtualization helps IT departments reduce capital costs and address important IT initiatives such as server consolidation and business continuity.

        Our Virtualization Manager module, an add-on to the Operations Manager suite, allows IT departments to seamlessly manage, control and enforce configuration changes to both virtual and physical server and application environments allowing them to respond more quickly to changing business requirements and to realize greater business value from the data center. Deploying Virtualization Manager as part of the Orchestration Manager suite provides IT departments with a single interface and unified policy for managing both their virtual and physical server environments simultaneously. This allows for even greater standardization across environments within a particular data center.

  Application Release Manager

        Our Application Release Manager product is designed to automate the process to roll-out applications from development to production environments in the data center. Application Release Manager provides a sophisticated packaging technology that enables the deployment of an application and all its underlying configuration items via an XML-based package. With Application Release Manager, IT departments can build packages that include (i) the specific software components that need to be deployed, (ii) the instructions that describe the particular sequence to install and configure the application and (iii) any required dependencies before installation can begin. In addition, with Application Release Manager, IT departments can ensure that server and application configurations are consistent across environments by auditing and remediating configuration inconsistencies.

        Application Release Manager includes the ability to roll-back all changes or selectively roll-back a subset of the changes included in the package to quickly return the application to a stable configuration. Moreover, with Application Release Manager, IT departments can define variables that change from environment to environment, so that when a package is promoted, the unique differences in each environment (e.g., inserting the correct IP address) are inherited rather than having to be manually entered each time. With this capability, Application Release Manager enables a single package to be used across development, quality assurance and production environments. Furthermore, Application Release Manager can define different access permissions for packages across different environments to control access as well as to foster collaboration between different IT teams.

  Orchestration Manager

        IT departments today have invested in many different software tools to support different management functions in such areas as problem management, incident management, configuration management and release management. However, all these systems have different interfaces and islands of data. Consequently, data center staff have to spend an excessive amount of time moving between tools in order to gather necessary information or manually duplicate data in order for them to accomplish their tasks. Furthermore, during critical service-impacting outages, correlating data across different tools in a timely manner is difficult. This disjointed approach adds operational costs, increases the risk of human errors and impairs the IT department's ability to evolve from a device management to a service management orientation to better support the organization.

        Orchestration Manager allows for the development of workflows to address specific management processes across different functional groups in the data center. Additionally, it enables the seamless integration of our suite of software solutions with other major enterprise management applications, such as service desk, event correlation, monitoring/fault management, asset management and other device-specific tools. By doing so, Orchestration Manager enables IT departments to leverage the full business benefits of automation. Moreover, it allows customers to reduce the risk of being locked into a single vendor solution by seamlessly integrating best-of-breed management tools with minimal effort and cost.

        Using Orchestration Manager, IT departments can address true cross-functional service management initiatives related to best practices such as ITIL and COBIT, and enable the deployment and use of more complete CMDBs. In addition, Orchestration Manager adapts to policies and procedures that have already been carefully defined and tuned by IT departments over a long period of time, rather than forcing organizations to change policies and procedures to work around a specific product.

Our Professional Services

        Our customers require training, customer support and ongoing consulting in order to realize the full value from their use of our products. By providing the appropriate level of services to our customers, we increase the adoption rate of our products and increase levels of customer retention and satisfaction. As of September 30, 2007, we had 35 employees in professional services, which include consulting and education services, and 10 employees in our customer support organization.

  Consulting Services

        Our professional services offerings include technical consultants that can provide onsite guidance and technical support for our product deployments. Nearly every new customer engages our professional services team to help plan and execute their initial deployments. Consultants work alongside the customer's implementation team to provide deep expertise in installing and configuring the product to meet the customer's specific needs. We provide consulting as a paid service and operate the business as a profit center within the company. We also have relationships with third-party consulting organizations that we have trained to provide similar services to our customers.

  Education Services

        Our education services are an important component of our overall professional services offering. This offering includes a comprehensive set of hands on classroom training courses that cover all aspects of our technology. We train our customers to install, configure and administer our products as well as how to manage the complete server lifecycle in the data center. When offered in conjunction with our consulting services, we can provide a comprehensive solution to enable customers to optimize their existing architecture and to accommodate unique approaches to configuration, provisioning, patching and other tasks. We offer education services to our customers, as well as to our resellers and partners, and are able to offer courses in our training centers or at the customer's site.

  Customer Support

        We offer our customers ongoing support and maintenance for our products. Customers typically purchase one year of software maintenance and support with each new product license and renew for subsequent annual periods thereafter. Our support and maintenance program includes the right for our customers under the program to receive unspecified software updates, as well as maintenance releases and patches that become available during the maintenance and support period. In addition, our support and maintenance customers also have access to our web-based support portal through which they can participate in on-line forums and access our extensive product and technology knowledgebase. We offer two levels of support, standard and premium, each of which provide unlimited telephone and e-mail support, although standard support provides such access to our personnel during regular business hours, while premium provides such access to our support personnel on a 24/7 basis. Substantially all of our support personnel are based at our corporate headquarters in Lexington, Massachusetts.

Technology

        A key challenge with most data center automation tools is that they focus only on automating a set of management tasks performed by a particular group in isolation. Consequently, an inordinate amount of time, effort and money is spent reconciling conflicts resulting from actions performed by one group with the actions of another. This piecemeal approach results in diminished service quality, increased security risks and higher operating costs.

        Our principal products are built upon a next-generation architecture, which we refer to as our Synchronous Management Architecture™. This technology allows organizations to synchronize all configuration management activities across disparate IT groups performing different management actions. Our Synchronous Management Architecture™ ensures provisioning, configuration management and compliance management actions are not made in isolation, but in context of the overall needs of the organization, by enabling the use of dynamic policies that link specific people and groups to explicit configuration items and the precise management actions they are authorized to perform.

        Our unique architecture consists of the following core technology components:

  •
  An application server where the core management functionality (e.g., provisioning, configuration changes, compliance, etc.) is performed on an interactive or a scheduled basis;

  •
  A remote system call daemon, or RSCD, agent that acts as the instrument for discovering and auditing information as well as executing changes to servers and applications managed by our solution. For security reasons, the RSCD agent only communicates with the application server when prompted, through a secure network connection;

  •
  File and database servers where policies, configuration items, packages, patches, etc. are stored;

  •
  Graphical user interface, or GUI console for accessing the application server to perform the desired management actions; and

  •
  A reporting web interface and reporting warehouse that stores data received from the database server so that reporting and management actions may be run independently.

        Unlike other solutions, our next-generation architecture differentiates us by our single code base and unified policy model. We believe our architectural design provides us with significant competitive advantages, including enabling lower development and support costs and faster time to market for new features and functions.

Customers

        We provide products and services to enterprises, service providers, government agencies and other organizations in North America, Europe and Asia. Since our inception, more than 240 customers have licensed and installed our software. Our target markets are not confined to certain industries and geographies as we are focused on providing a solution that meets the needs of IT departments generally. As an example, we have a large installed base of Fortune Global 500 customers, including, as of September 30, 2007, 11 of the top 50 global companies, three of the top 10 aerospace and defense companies, seven of the top 25 commercial and savings banks, two of the top five securities companies, two of the top three entertainment companies, two of the top three general merchandisers, six of the top 12 pharmaceutical companies and seven of the top 10 telecommunications companies.

Sales and Marketing

        We market and sell our products and services primarily through our direct sales force, which consists of professional sales people that typically have several years of experience selling enterprise software to Fortune Global 500 companies. We also sell our products and services indirectly through multiple channels worldwide, including leading technology resellers, distributors and system integrators. These indirect sales channels often aid us in shortening the sales cycles we typically face with prospective customers.

        We focus our marketing efforts on increasing brand awareness, communicating product advantages and generating qualified leads for our sales force and channel partners. We rely on a variety of marketing vehicles, including trade shows, advertising, public relations, industry research, our website and collaborative relationships with technology vendors.

        As of September 30, 2007, we had 120 employees in sales and marketing, including 88 sales professionals domestically and 32 sales professionals internationally. For fiscal 2007, we generated approximately 34% of our net revenues from customers in Europe and Asia. For more information relating to our net sales by geographic area, see note 12 to the consolidated financial statements. In the long term, we expect international markets to provide increased opportunities for our products and services.

Research and Development

        Our ability to compete in the highly competitive data center automation market depends in large part on our continuous commitment to research and development and our ability to timely introduce new products, technologies, features and functionality. Our research and development organization is responsible for the design, development, testing and certification of our data center automation software. Our research and development efforts are focused on developing new products and core technologies and further enhancing the functionality, reliability, performance and flexibility of existing products. A primary goal of our research and development is to anticipate customer demands and bring new products and new versions of existing products to market quickly in order to remain competitive in the marketplace. Our research and development activities are directed by individuals with significant expertise and industry experience.

        Our research and development organization integrates input from its four main constituent groups: architecture (including our Chief Technology Officer), engineering, support and product management, in order to formulate release plans for our products around configuration management, data center operations and application release management. The release plans strike a balance between customer feature requests, strategic initiatives and support issue resolution.

        As of September 30, 2007, we had 106 employees in our research and development group, of which 45 are located in our Pune, India development center. Our research and development expenses were $7.2 million in fiscal 2005, $8.8 million in fiscal 2006 and $12.6 million in fiscal 2007.

Competition

        The data center automation software market is intensely competitive, highly fragmented and characterized by rapidly changing technology, frequent product introductions, changes in customer demands and evolving industry standards. Competitors vary in size, scope and breadth of products and services offered. Our primary competitors include BMC Software, Inc., Configuresoft, Inc., Hewlett-Packard Company, International Business Machines Corporation, and Symantec Corporation. Many of our primary competitors have longer operating histories and substantially greater financial, technical, sales, marketing and other resources than we do, as well as larger overall installed customer bases, greater name recognition and broader product offerings, including, in some cases, hardware. These competitors can devote greater resources to the development, promotion, sale and support of their products than we can and have the ability to bundle their hardware and software products in a combined offering.

        It is a costly and time-consuming process to change data center automation software. Because we offer organizations the ability to automate their operations, we compete against a prospective customer's internal operations department, which may prefer to use their internally-developed tools to manage their own operations. This may particularly be the case with larger organizations, which represent one of our key target markets. In addition, many of our prospective customers have installed earlier generations of data center automation software or have other technology relationships, which gives an incumbent competitor an advantage in retaining a customer due to such incumbent's familiarity with the customer and also because some customers are reluctant to change providers.

        We believe the principal competitive factors in the data center automation software market include:

  •
  performance, scalability, functionality, flexibility and reliability of the product offerings;

  •
  ease of integration with existing applications and infrastructure;

  •
  price and the cost efficiency of deployment and ongoing support;

  •
  quality of professional services, as well as customer support and maintenance; and

  •
  name recognition and reputation.

        Although many of our competitors have greater resources, larger overall installed customer bases and greater name recognition, we believe we compete favorably on the basis of these competitive factors. Specifically, we believe that our next-generation architectural design, as well as the resulting features and functionalities, provide us with a significant competitive advantage over our competition, including those with greater financial resources, a higher level of name recognition and broader product offerings. A few of the advantages that we think are offered by our solutions' single code base and unified policy across platforms include greater flexibility and lower implementation cost for our customers, as well as lower development and support costs and faster time to market for new features and functionality for us.

Segment Information

        Note 12, Segment Information, to our consolidated financial statements provides financial information about segments. We view our operations and manage our business as one operating segment.

Intellectual Property

        The proprietary nature of, and protection for, our products, product candidates, processes and know-how are important to our business. To protect our intellectual property, both domestically and abroad, we rely on a combination of patents, copyrights, trademarks, service marks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. We have established and continue to build proprietary positions for our product candidates and technology in the United States and abroad. We have been issued U.S. patent number 7,249,174 entitled "Method and System for Executing and Undoing Distributed Server Change Operations," which relates to the ability to automate the packaging, execution and rollback of changes of both software configuration data as well as payload across multiple target servers. In addition, we have two pending U.S. patent applications and three patent applications pending in the European Patent Office, relating generally to our distributed server administration, transaction safe deployment (through the use of roll-back) and server compliance technologies.

        We cannot be sure that any additional patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any patents that have been or may be granted to us in the future will be commercially useful in protecting our technology. In addition, despite our efforts to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. While we cannot determine the extent to which piracy of our software products occurs, we expect software piracy could be a problem. For this and more comprehensive risks related to our intellectual property, please see "Risk Factors—Protection of our intellectual property is limited, and any misuse of our intellectual property by others could materially adversely affect our sales and results of operations."

Employees

        As of September 30, 2007, we had 298 full-time employees worldwide, including 120 in sales and marketing, 106 in research and development, 45 in professional services and support and 27 in general administration. None of our employees located in the United States is represented by a union. Many of our employees in Europe are represented by workers' councils. We believe that we have good relations with our employees.

ITEM 1A.    RISK FACTORS

        Set forth below are certain risk factors that could harm our business, results of operations and financial condition. You should carefully read the following risk factors, together with the financial statements, related notes and other information contained in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that contain risks and uncertainties. Please refer to the section entitled "Cautionary Note Regarding Forward-Looking Statements" on page 1 of this Annual Report on Form 10-K in connection with your consideration of the risk factors and other important factors that may affect future results described below.

Risks Related to Our Business

We have a history of losses, a limited operating history and may not achieve profitability in the future.

        Although we were profitable for the fourth quarter of fiscal 2007, we have not been profitable for any fiscal period since we were formed. We generated net losses of $7.9 million in fiscal 2005 (twelve months), $7.2 million in fiscal 2006 (nine months), and $0.2 million in fiscal 2007 (twelve months). As of September 30, 2007, we had an accumulated deficit of approximately $31.3 million. We commenced operations in July 2001 and, therefore, we have a limited operating history on which you can base your evaluation of our business, including our ability to increase our revenue. We will need to generate and sustain increased revenue levels in future periods in order to remain profitable. We may never achieve sustained profitability, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to expand our direct sales force and develop and enhance our software and service solutions and for general corporate purposes, including marketing, services and sales operations, hiring additional personnel, upgrading our infrastructure and expanding into new geographical markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. If we are unable to remain profitable, the market price of our common stock may fall.

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

        It is a costly and time-consuming process to change data center automation software. Some prospective customers have installed earlier generations of data center automation software, which gives an incumbent competitor an advantage in retaining a customer because it already understands the network infrastructure, user demands and information technology needs of the customer, and also because some customers are reluctant to change providers. In addition, because we offer organizations the ability to automate their operations, we also compete against an organization's internal operations department, which may prefer to use their internally-developed tools to manage their own operations. This may particularly be the case with larger organizations, which represent one of our key target markets.

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

        In addition, the introduction of new products or enhancements by us in future periods may also reduce demand for our existing products. As new or enhanced products are introduced, we must successfully manage the transition from older products in order to minimize disruption in customers' ordering patterns and avoid having to support excessive levels of older installed product.

Our inability to identify, attract, train, integrate and retain highly qualified employees, in particular sales personnel and software development engineers, or the loss of a member of our senior management team, including our founders, may impair our ability to grow our business.

        Our future success depends on our ability to identify, attract, train, integrate and retain highly qualified technical, sales and marketing, managerial and administrative personnel. As our customer base and revenue continue to grow, we will need to hire a significant number of qualified personnel both domestically and abroad. In particular, our ability to grow our revenue depends on talented and motivated sales personnel performing at a high level and our ability to enhance and maintain our technology depends on talented software development engineers with specialized skills. Competition for highly skilled sales and technical individuals is extremely intense and we continue to face difficulty identifying and hiring qualified personnel in many areas of our business. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for hiring experienced employees have greater resources than we have. In addition, in making employment decisions, particularly in the high-technology industries, job candidates often consider the value of the equity they are to receive in connection with their employment. Therefore, significant volatility in the price of our stock may adversely affect our ability to attract or retain sales and technical personnel. Furthermore, changes to accounting principles generally accepted in the United States relating to the expensing of stock options may discourage us from granting the sizes or types of stock options that job candidates may require to accept our offer of employment. In addition, the level of performance of our sales personnel and their ability to quickly contribute to our business is dependent on our ability to successfully identify high quality candidates and train new employees. If we fail to identify, attract, train, integrate and retain highly qualified and motivated personnel, our reputation could suffer and our business, financial condition and results of operations could be adversely affected.

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

        Our software solutions are highly technical and complex and, when deployed, are critical to the operation of many data centers. Our solutions have contained and may contain undetected errors, defects or security vulnerabilities. Some errors in our solutions may only be discovered after being installed and used by customers. Any errors, defects or security vulnerabilities discovered in our software after commercial release could result in loss of revenue or delay in revenue recognition, loss of customers and increased service and warranty costs, any of which could adversely affect our business, operating results and financial condition. In addition, we could face claims for product liability, tort or breach of warranty, including claims relating to changes to our products made by our channel partners. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management's attention and may adversely affect the market's perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely impacted.

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

        Our ongoing service offerings also provide us with an opportunity to broaden the types of products we provide to a particular customer, introduce existing customers to our new products or product enhancements and expand the use of a particular product to a customer's other operating or geographic divisions. As a result, our failure to maintain high quality maintenance and professional services and maintain strong customer relationships could have a material adverse effect on our sales of software solutions and results of operations.

We have experienced a period of significant growth in recent years, and our inability to manage this growth could have a material adverse effect on our business, the quality of our products and services and our ability to retain key personnel.

        We have experienced a period of significant growth in recent years. Our revenues increased 155% for fiscal 2007 compared to fiscal 2006, and the number of our customers increased significantly during that period. Our growth has placed increased demands on our management and other resources and will continue to do so in the future. We may not be able to maintain or accelerate our current growth rate, manage our expanding operations effectively or achieve planned growth on a timely or profitable basis. Managing our growth effectively will involve, among other things:

  •
  continuing to retain, motivate and manage our existing employees and attract and integrate new employees, particularly qualified sales personnel;

  •
  continuing to provide a high level of service to an increasing number of customers;

  •
  maintaining the quality of product and services offerings while controlling our expenses;

  •
  growing and training our direct sales force;

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

        Potential or existing customers, particularly larger organizations, generally commit significant resources to an evaluation of available software and require us to expend substantial time, effort and money educating them as to the value of our software and services. Sales of our core software products to these larger customers often require an extensive education and marketing effort. We could expend significant funds and resources during a sales cycle and ultimately fail to close the sale. Our sales cycle for all of our products and services is subject to significant risks and delays over which we have little or no control, including:

  •
  a prospect's budgetary constraints;

  •
  the timing of a prospect's budget cycles and approval processes;

  •
  a prospect's willingness to replace their current software solutions;

  •
  our need to educate a prospect about the uses and benefits of our products and services; and

  •
  the timing of the prospect's previous license of earlier, similar software products.

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

        We may fail to develop and market software and services that respond to technological changes or evolving industry standards, experience difficulties that could delay or prevent the successful development, introduction and marketing of these solutions and services or fail to develop solutions and services that adequately meet the requirements of the marketplace or achieve market acceptance. The introduction of software solutions embodying new technologies or the emergence of new industry standards could make our existing and future software solutions obsolete and unmarketable. In addition, the inclusion of, or the announcement of intent to include, functionality perceived to be similar to that offered by our products in products that are already generally accepted as necessary components of data servers may have an adverse effect on our ability to market and sell our products. Even if the functionality offered by other providers is more limited than our products, a significant number of customers may elect to accept such limited functionality in lieu of adding an additional information technology vendor. Many organizations have invested substantial personnel and financial resources to design and operate their data servers and have established deep relationships with other providers of other data server products, which may make them reluctant to add new components, particularly from new vendors with a limited operating history. In addition, an organization's existing vendors or new vendors with a broad product offering may be able to offer concessions that we are not able to match because we currently offer only a single line of products and have fewer resources than many of our competitors. If organizations are reluctant to add additional software products from new vendors or otherwise decide to work with their existing vendors, our business, operating results and financial condition will be adversely affected.

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

        We expect to increasingly rely on our value-added resellers, systems integrators, original equipment manufacturers and corporate resellers, which we collectively refer to as resellers, for the marketing and distribution of our software solutions and services. Although direct sales are our most significant distribution channel, we expect resellers to account for an increasing portion of our sales growth. However, our agreements with resellers are generally not exclusive, are generally renewable annually and in many cases may be terminated by either party without cause. Many of our resellers carry software solutions that are competitive with ours. These resellers may give a higher priority to other software solutions, including those of our competitors, or may not continue to carry our software solutions at all. If a number of resellers were to discontinue or reduce the sales of our products, or were to promote our competitors' products in lieu of our applications, it would have a material adverse effect on our future revenues. Events or occurrences of this nature could seriously harm our sales and results of operations in the future. In addition, we expect that a significant portion of our sales growth will depend upon our ability to identify and attract new reseller partners. We believe that our competitors also use reseller arrangements. Our competitors may be more successful in attracting reseller partners and could enter into exclusive relationships with resellers that make it difficult to expand our reseller network. Any failure on our part to expand our network of resellers could impair our ability to grow revenues in the future.

Our international sales and operations expose us to additional business risks, and failure to manage these risks may adversely affect our overall operating results.

        We have significant sales offices outside the United States, particularly in Europe, and derive a substantial portion of our revenues from these offices. In addition, we conduct a significant portion of our research and development activities at our facility in Pune, India. We plan to expand our international sales and operations in the future.

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

        Because we incorporate encryption technology into our products, our products are subject to United States export controls and may be exported outside the United States only with the required level of export license or pursuant to an export license exception. In addition, various countries regulate the importation of certain encryption technology and have enacted laws that could limit our ability to distribute our products or could limit our customers' ability to implement our products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations or change in the countries, persons or technologies targeted by these regulations could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations.

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

        Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our software applications or to obtain and use information that we regard as proprietary. Policing unauthorized use of our software is difficult, and unauthorized use may be a problem in the future. In licensing our software applications, we sometimes rely on "click wrap" licenses which are downloaded over the Internet. We may have difficulty enforcing these licenses in some jurisdictions. In addition, the laws of some foreign countries do not protect our proprietary rights to the extent that the laws of the United States protect our proprietary rights. Our attempts to protect our proprietary rights may not be adequate. Our competitors may independently develop similar technology, duplicate our software or design around patents issued to us or other intellectual property rights of ours. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and management attention. In addition, from time to time we are participants or members of various industry standard-setting organizations or other industry technical organizations, which may, in some circumstances, require us to enter into royalty or licensing agreements with third parties regarding our intellectual property under terms established by those organizations which we may not find favorable. Additionally, the loss of key personnel involved with developing, managing or maintaining our intellectual property could have an adverse effect on our business.

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

        To date, we have had very little experience completing acquisitions or managing the integration of acquisitions. Accordingly, we cannot guarantee you that we will be able to successfully complete or integrate any business, products, technologies or personnel that we might acquire or seek to acquire in the future, and our failure to do so could harm our business. Furthermore, any future acquisitions, if completed, would subject us to many risks, including:

  •
  diversion of management's attention during the acquisition and integration process;

  •
  costs, delays and difficulties of integrating the acquired company's operations, products, technologies and personnel into our existing operations and organization;

  •
  difficulties in maintaining uniform standards, controls, procedures and policies;

  •
  adverse impact on earnings as a result of amortizing the acquired company's intangible assets or impairment charges related to write-downs of goodwill related to acquisitions;

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

        Our worldwide operations are dependent on our network infrastructure, internal technology systems and website. Most of our computer equipment, intellectual property resources and personnel, including critical resources dedicated to research and development and administrative support functions are presently located at our corporate headquarters in Lexington, Massachusetts. We also have a research and development facility in Pune, India, which has in the past experienced flooding and earthquakes. We also have sales and operations in various other domestic and international locations that expose us to additional diverse risks. The occurrence of natural disasters, such as hurricanes or earthquakes, or other unanticipated catastrophes, such as telecommunications failures, computer viruses or other cyber-attacks, fires or terrorist attacks, at any of the locations in which we do business, could cause interruptions in our operations. In addition, even in the absence of direct damage to our operations, large disasters, terrorist attacks or other casualty events could have a significant impact on our partners' and customers' businesses, which in turn could result in a negative impact on our results of operations. Extensive or multiple disruptions in our operations, or our partners' or customers' businesses, due to natural disasters or other unanticipated catastrophes could have a material adverse effect on our results of operations.

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

        Prior to our initial public offering in July 2007, there was no public market for shares of our common stock. The market price of our common stock will be affected by a number of factors, including:

  •
  our ability to obtain new customers and retain and generate expanded business from our existing customers;

  •
  variations in our quarterly or annual operating results;

  •
  changes in financial estimates, treatment of our tax assets or liabilities or investment recommendations by securities analysts following our business;

  •
  the public's response to our press releases, our other public announcements and our filings with the SEC;

  •
  changes in accounting standards, policies, guidance or interpretations or principles;

  •
  sales of common stock by our directors, officers and significant stockholders;

  •
  announcements of technological innovations or enhanced or new products by us or our competitors;

  •
  our failure to achieve operating results consistent with securities analysts' projections;

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

If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock, the price of our stock and trading volume could decline.

        The trading market for our common stock will be influenced by the research reports and opinions that securities or industry analysts publish about our business. Investors have numerous investment opportunities and may limit their investments to publicly traded companies that receive thorough research coverage. If one or more of the analysts downgrade our stock or comment negatively about our prospects or the prospects of other companies operating in our industry, our stock price could decline significantly.

Future sales of shares of our common stock in the public market, or the perception that such sales may occur, may depress our stock price and make it difficult for you to recover the full value of your investment in our shares.

        We have only been a public company since July 2007. For the three month period ended September 30, 2007, the average daily trading volume of our common stock on the NASDAQ Global Market has been less than 225,000 shares. If our existing stockholders or their distributors sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress the trading price of our common stock.

        Our stockholders that held our stock prior to our initial public offering now hold approximately 76% of our outstanding shares of common stock. These stockholders will not be contractually prohibited from selling these shares following the 180-day lock-up period following our initial public offering, which is scheduled to expire on January 20, 2008, subject to certain extensions. In addition, after the expiration of the lock-up period, we will not be contractually prohibited from issuing and selling additional shares of our common stock. Any sale by us or our current stockholders of our common stock in the public market, or the perception that sales could occur, could adversely affect the prevailing market price for our common stock.

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

        Our certificate of incorporation and by-laws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions:

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        Our corporate headquarters are located in Lexington, Massachusetts, where we lease approximately 47,638 square feet of commercial space under a lease that expires in 2013. We use this space for our principal sales, engineering, customer service and administrative purposes.

        In connection with our sales efforts in the United States and abroad, we lease office space typically on a short-term renewable basis in New Jersey, Virginia, New York, Pennsylvania, Texas, Indiana, Illinois, Ohio and California domestically and Canada, United Kingdom, France, Netherlands, Germany, Italy and Japan internationally. We also lease office space in Pune, India that we use as a significant research and development facility.

        We believe that our facilities are generally suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to satisfy our growth.

ITEM 3.    LEGAL PROCEEDINGS

        From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, operating results, financial condition or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

        None.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock has been traded on The NASDAQ Global Market under the symbol "BLOG" since our initial public offering on July 25, 2007. Prior to that time there was no public market for our common stock. The following table sets forth, for the periods indicated, the quarterly high and low sales prices for our common stock since our initial public offering on July 25, 2007, as reported by The NASDAQ Global Market:

	High	Low
Fiscal Year 2007
Fourth Quarter (commencing on July 25, 2007)*	$27.29	$19.86

    *
    Initial public offering price on July 25, 2007 was $17.00

        As of September 30, 2007, there were approximately 170 registered holders of record of our common stock. The number of beneficial stockholders of our shares is greater than the number of stockholders of record.

Dividend Policy

        We currently intend to retain future earnings for the development, operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

        The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of September 30, 2007.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	4,633,326	$4.54	743,829
Equity compensation plans not approved by security holders(2)	—	—	—

Total	4,633,326	$4.54	743,829

(1)
Includes our 2007 Stock Option and Incentive Plan and our 2001 Stock Option and Grant Plan.

(2)
There are no equity compensation plans in place not approved by shareholders.

(3)
The maximum number of shares reserved and available for issuance under our 2007 Stock Option and Incentive Plan is equal to the sum of (i) 1,332,750 shares, and (ii) for a period of four years, on each October 1, beginning in 2008 and ending in and inclusive of 2011, an additional number of shares so that, on such date, the shares reserved and available for issuance is equal to 5% of the outstanding number of shares of common stock on the immediately preceding September 30, subject to adjustment as provided in our 2007 Stock Option and Incentive Plan. In addition, the shares underlying any awards made pursuant to our 2007 Stock Option and Incentive Plan that are forfeited, canceled, held back upon exercise of an option or settlement of an award to cover the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise) shall be added back to the shares available for issuance under our 2007 Stock Option and Incentive Plan.

        For more information relating to our equity compensation plans, see note 9 to the consolidated financial statements.

Issuer Repurchases of Equity Securities

        We did not repurchase any of our equity securities during the quarter ended September 30, 2007, nor issue any securities that were not registered under Securities Act of 1933.

Use of Proceeds

        During the fiscal year ended September 30, 2007, we completed the initial public offering, or IPO, of shares of our common stock, pursuant to a Registration Statement on Form S-1, as amended (File No. 333-138199), which was declared effective by the U.S. Securities and Exchange Commission on July 24, 2007. Under the registration statement, we registered the offering and sale of an aggregate of 4,690,000 shares of our common stock (including the 750,000 shares subject to the overallotment option which the underwriters exercised in full), and another 1,060,000 shares of our common stock sold by certain selling stockholders. The offering did not terminate until after the sale of all of the shares registered on the registration statement. All of the shares of common stock issued pursuant to the registration statement, including the shares sold by the selling stockholders, were sold at a price to the public of $17.00 per share. The managing underwriters were Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Wachovia Capital Markets, LLC and Cowen and Company, LLC.

        As a result of the IPO, we raised a total of $71.6 million in net proceeds after deducting underwriting discounts and commissions of $1.19 per share or $5.6 million and offering expenses of approximately $2.5 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. We did not receive any proceeds from the sale of shares in the IPO by the selling stockholders.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        None.

ITEM 6.    SELECTED FINANCIAL DATA

         You should read the following selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the financial statements and related notes, and the other financial information included in this Annual Report on Form 10-K.

        Effective January 1, 2006, we changed our fiscal year end from December 31 to September 30. The results from the nine months ended September 30, 2006 are not indicative of results that would have been achieved for the twelve months ended September 30, 2006.

        We derived the consolidated financial data for the fiscal periods ended September 30, 2007 and 2006 and December 31, 2005, and as of September 30, 2007 and 2006 from our consolidated financial statements, which have been audited by Ernst & Young LLP, and are included elsewhere in this Annual Report on Form 10-K. We derived the consolidated financial data for the years ended December 31, 2003 and 2004 and as of December 31, 2003 and 2004 from audited financial statements which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in future periods.

	Fiscal Periods
			Twelve Months Ended December 31,
	Twelve Months Ended September 30, 2007	Nine Months Ended September 30, 2006
			2005	2004	2003
	(in thousands, except per share data)
Consolidated statement of operations data:
Net revenue:
License revenue	$43,313	$16,697	$11,324	$8,498	$3,463
Services revenue	19,366	7,871	7,000	3,494	642

Total net revenue	62,679	24,568	18,324	11,992	4,105
Cost of revenue:
Cost of license revenue	1,498	509	347	166	125
Cost of Services revenue	8,654	3,403	3,321	1,673	629

Total cost of revenue	10,152	3,912	3,668	1,839	754

Gross profit	52,527	20,656	14,656	10,153	3,351
Operating expense:
Sales and marketing	35,998	17,258	13,318	8,044	5,113
Research and development	12,604	8,750	7,220	4,353	3,191
General and administrative	4,864	2,150	1,950	1,846	1,232

Total operating expenses	53,466	28,158	22,488	14,243	9,536

Loss from operations	(939)	(7,502)	(7,832)	(4,090)	(6,185)
Other income (expense):
Interest income	931	284	259	105	110
Interest expense	(1)	—	(43)	(23)	—
Other income (expense)	406	96	(146)	27	—

Total other income, net	1,336	380	70	109	110

Income (loss) before provision for income taxes	397	(7,122)	(7,762)	(3,981)	(6,075)

Provision for income taxes	571	124	115	35	—

Net loss	(174)	(7,246)	(7,877)	(4,016)	(6,075)

Accretion of preferred stock	782	355	438	387	352

Net loss applicable to common stockholders	$(956)	$(7,601)	$(8,315)	$(4,403)	$(6,427)

Basic and diluted net loss per common share(1)	$(0.07)	$(0.66)	$(0.76)	$(0.42)	$(0.63)

Weighted average shares used in calculation of basic and diluted net loss per common share	14,694	11,551	10,976	10,572	10,206

(1)
Basic and diluted net loss applicable to common stockholders per share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the fiscal period. See note 2 to our consolidated financial statements included in this Annual Report on Form 10-K.

	As of September 30,		As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated balance sheet data:
Cash, cash equivalents and short-term investments	$80,694	$7,835	$11,153	$8,526	$4,918
Working capital	71,858	2,315	6,915	6,961	5,040
Total assets	96,205	16,020	15,837	13,841	9,541
Indebtedness	—	—	—	226	255
Series A redeemable preferred stock	—	5,137	4,827	4,439	4,083
Total Series B, Series C and Series D convertible preferred stock	—	22,756	22,711	15,898	9,932
Total stockholders' equity (deficit)	70,550	(25,603)	(20,670)	(13,824)	(9,539)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly under the heading "Risk Factors."

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

Key Financial Metrics and Trends

  Change of Fiscal Year End

        Effective January 1, 2006, we changed our fiscal year end from December 31 to September 30. Accordingly, in this section the audited nine months ended September 30, 2006 (fiscal 2006) are compared to the audited twelve months ended September 30, 2007 (fiscal 2007) and December 31, 2005 (fiscal 2005).

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

  Services Revenue

        We generate services revenue from (a) maintenance and technical support services for our products, (b) implementation, basic consulting and training services and (c) travel, lodging and other reimbursable out-of-pocket expenses paid to us by our customers.

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

        Cost of services revenue consists primarily of (a) salaries and benefits related to professional services and technical support personnel, (b) billable and non-billable travel, lodging and other reimbursable out-of-pocket expenses, (c) related overhead and (d) contract service providers.

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

  Operating Expenses

        Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories. We grew from 200 employees at September 30, 2006 to 298 employees at September 30, 2007. We expect to continue to hire significant numbers of new employees to support our growth.

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

  Stock-Based Compensation Expense

        Prior to January 1, 2006, we accounted for stock option grants in accordance with Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and complied with the disclosure provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Under APB 25, deferred stock-based compensation expense is recorded for the intrinsic value of options (the difference between the deemed fair value of our common stock and the option exercise price) at the grant date and is amortized ratably over the option's vesting period. We also accounted for non-employee option grants on a fair-value basis using the Black-Scholes model and recognized this expense over the applicable vesting period.

        On January 1, 2006, we adopted the requirements of SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) requires us to measure the cost of employee services received in exchange for an award of equity instruments, based on the fair value of the award on the date of grant, and to recognize the cost over the period during which the employee is required to provide the services in exchange for the award. We adopted SFAS No. 123(R) using the prospective method, which requires us to apply its provisions only to stock-based awards to employees granted or modified on or after January 1, 2006. For the twelve months ended September 30, 2007, we recorded expense of $1,522,000 in connection with share-based payment awards. For the nine months ended September 30, 2006, we recorded expense of $2,130,000 in connection with share-based payment awards. Unrecognized stock-based compensation expense as of September 30, 2007 for non-vested employee options of $7,101,000 is expected to be recognized using the straight-line method over a weighted-average period of 3.4 years. The adoption of SFAS No. 123(R) had no effect on our cash flow for any period presented. See note 9 to our consolidated financial statements included in this Annual Report on Form 10-K.

Application of Critical Accounting Policies and Use of Estimates

        The discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that effect the reported amount of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to revenue, long-lived assets, the allowance for doubtful accounts, stock-based compensation and income taxes. We based our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. In certain cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Our actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect our more significant judgments used in the preparation of our consolidated financial statements. See the notes to our consolidated financial statements included in this Annual Report on Form 10-K for information about these critical accounting policies as well as a description of our other accounting policies.

  Revenue Recognition

        We recognize revenue in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP 97-2 With Respect to Certain Transactions, and we derive revenue from software license fees, post-contract customer support, or PCS, and professional services. We generally sell these products together as part of multiple-element arrangements. When we enter into a multiple-element arrangement, we use the residual method to allocate the total fee among the various elements of the arrangement. Under the residual method, license revenue is recognized upon delivery when vendor-specific objective evidence, or VSOE, of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Each license arrangement requires that we analyze the individual elements in the transaction and estimate the fair value of each undelivered element, which typically includes PCS and professional services. License revenue consists of license fees charged for the use of our products under perpetual and term license arrangements. License revenue from a perpetual arrangement is recognized upon delivery while license revenue from a term arrangement is recognized ratably over the duration of the arrangement on a straight-line basis. If an arrangement contains the right to receive additional software products on a when-and-if-available basis and VSOE of fair value does not exist for this right, we defer all fees from such arrangements and record revenue on a subscription basis over the term of the arrangement beginning with the delivery of the first product.

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

        We generally ship our products within 30 days after acceptance of a customer purchase order and execution of a software license agreement. A high percentage of our revenue has historically been generated in the third month of each fiscal quarter, and this revenue tends to be concentrated in the later part of that month. In some cases, we have discretion over the timing of product shipments, which affects the timing of revenue recognition for software license orders. In those cases, we consider a number of factors including: the delivery dates requested by customers and resellers; third party inventory on hand required to fulfill the order; the amount and number of license orders received in a quarter and the degree to which such orders are concentrated at the end of a quarter; and our operational capacity to fulfill such orders at the end of a quarter. Orders may exist at the end of a quarter that have not been shipped and not recognized as revenue.

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

  Allowance for Doubtful Accounts

        We offset gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectibility. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for doubtful accounts are recorded in sales and marketing expense. If our historical collection experience does not reflect our future ability to collect outstanding accounts receivables, our future provision for doubtful accounts could be materially affected. To date, we have not incurred any write-offs of accounts receivable significantly different than the amounts reserved. As of September 30, 2007, the allowance for doubtful accounts was zero.

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

        In December 2004, FASB issued SFAS No. 123(R), Share-Based Payments, which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. We adopted SFAS No. 123(R) effective January 1, 2006. SFAS No. 123(R) requires nonpublic companies that used the minimum value method under SFAS No. 123 for either recognition or pro forma disclosures to apply SFAS No. 123(R) using the prospective transition method. As such, we will continue to apply APB Opinion No. 25 in future periods to equity awards outstanding at the date of SFAS No. 123(R)'s adoption that were measured using the minimum value method. Effective with the adoption of SFAS No. 123(R), we have elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted to employees. In accordance with SFAS No. 123(R), we recognized the fair value of employee stock-based awards granted or modified on or after January 1, 2006 using the straight line method over the vesting period of the award.

        As there was no public market for our common stock prior July 25, 2007, we have determined the volatility for options granted in fiscal 2006 and fiscal 2007 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies for a period equal to the expected life of the option. The expected volatility for options granted during the twelve months ended September 30, 2007 ranged from 41% to 55%.The expected volatility for options granted during the nine months ended September 30, 2006 ranged from 55% to 64%. The expected life of options has been determined utilizing the "simplified" method as prescribed by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment. The expected life of options granted during the twelve months ended September 30, 2007 and nine months ended September 30, 2006 was 4.1 years. For the twelve months ended September 30, 2007, the risk-free interest rate used ranged from 4.14% to 4.85%. For the nine months ended September 30, 2006, the risk-free interest rate used ranged from 4.60% to 5.08%. The risk-free interest rate is based on a zero coupon United States Treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock, therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was our historical policy under SFAS No. 123. As a result, we applied an estimated forfeiture rate, based on our historical forfeiture experience, of 4% in the twelve months ended September 30, 2007 and the nine months ended September 30, 2006 in determining the expense recorded in our consolidated statements of operations.

        Prior to January 1, 2006, we granted stock options at exercise prices no less than the fair value as determined by our board of directors. Our board of directors used the guideline public company method, which estimates the fair value of a company by applying market multiples, in this case revenue multiples, of publicly traded firms in similar lines of business. The companies used for comparison under the guideline public company method were selected based on a number of factors, including but not limited to, their similarity to us with respect to industry, business model, financial risk and other factors. Equal weighting has been applied to each of the peer companies' revenue multiples in determining the guideline public company fair value estimate. The board of directors also considered our operating and financial performance, external market conditions affecting our industry sector, the prices at which we sold shares of our convertible preferred stock, the superior rights and preferences of securities senior to our common stock at the time of each grant and the likelihood of achieving a liquidity event such as an initial public offering or sale of our company. The resulting fair value was then discounted by 10% to account for the lack of marketability of the common stock due to being a private company. For all stock options grants made after January 1, 2006 through July 2007, the Board of Directors considered the factors listed above and the Company also engaged an unrelated third-party valuation specialist to prepare contemporaneous valuation reports to assist the Board of Directors with its determination of fair value and to document the fair value of the Company's common stock for financial reporting and income tax purposes.

        We have incorporated the fair values determined in the contemporaneous valuations into the Black-Scholes option pricing model when calculating the compensation expense to be recognized for the stock options granted during the twelve months ended September 30, 2007 and the nine months ended September 30, 2006.

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

        Our deferred tax assets are comprised primarily of net operating loss, or NOL, carryforwards. As of September 30, 2007, we had federal and state NOL carryforwards of approximately $25.2 million, which may be used to offset future taxable income. The NOL carryforwards expire at various times through 2027 are subject to review and possible adjustment by the Internal Revenue Service. In addition, we believe that our research and development activities may qualify us to receive a tax credit. At September 30, 2007, we have not calculated the amount of research and development tax credits to which we are entitled, if any. The Internal Revenue Code contains provisions that limit the NOL and tax credit carryforwards available to be used in any given year in the event of certain changes in the ownership interests of significant stockholders.

        As of September 30, 2007 and 2006, a full valuation reserve against the deferred tax asset was deemed appropriate because we did not have sufficient positive evidence to ascertain that it was more likely than not that we would be able to realize our deferred tax assets.

Results of Operations

        The following table sets forth our summary results of consolidated statements of operations for the fiscal periods indicated:

	Twelve Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Twelve Months Ended December 31, 2005
	(in thousands)
Net revenue:
License revenue	$43,313	$16,697	$11,324
Services revenue	19,366	7,871	7,000

Total net revenue	62,679	24,568	18,324
Cost of revenue:
Cost of license revenue	1,498	509	347
Cost of services revenue	8,654	3,403	3,321

Total cost of revenue	10,152	3,912	3,668

Gross profit	52,527	20,656	14,656

Operating expense:
Sales and marketing	35,998	17,258	13,318
Research and development	12,604	8,750	7,220
General and administrative	4,864	2,150	1,950

Total operating expenses	53,466	28,158	22,488

Loss from operations	(939)	(7,502)	(7,832)
Other income (expense):
Interest income	931	284	259
Interest expense	(1)	—	(43)
Other income (expense)	406	96	(146)

Total other income, net	1,336	380	70

Income (loss) before provision for income taxes	397	(7,122)	(7,762)

Provision for income taxes	571	124	115

Net loss	$(174)	$(7,246)	$(7,877)

Comparison of Fiscal Period Ended September 30, 2007 (Twelve Months) and Fiscal Period Ended September 30, 2006 (Nine Months)

        Effective January 1, 2006, we changed our fiscal year end from December 31 to September 30. Accordingly, in the tables below the audited twelve months ended September 30, 2007 (fiscal 2007) are compared to the audited nine months ended September 30, 2006 (fiscal 2006).

  Revenue

	Fiscal Periods
	Twelve Months Ended September 30, 2007		Nine Months Ended September 30, 2006
					Period-to-Period Change
		Percentage Of Total Revenue		Percentage Of Total Revenue
	Amount		Amount		Amount	Percent
	(dollars in thousands)
Net revenue:
License revenue	$43,313	69%	$16,697	68%	$26,616	159%
Services revenue	19,366	31	7,871	32	11,495	146%

Total net revenue	$62,679	100%	$24,568	100%	$38,111	155%

        License revenue.    License revenue increased 154%, after excluding the change in foreign currency exchange rates, or 159% in absolute dollars. The increase in license revenue was a result of the three additional months in the fiscal period combined with an increase in the number of licenses delivered during the twelve months ended September 30, 2007 as compared to the nine months ended September 30, 2006, which reflected the growth in the worldwide market for our products, geographic expansion, primarily in Europe, and an increase in headcount of 39 employees in our sales and marketing organizations. International revenues, excluding Canada, represented 38% of license revenues for the twelve months ended September 30, 2007, compared to 25% for the nine months ended September 30, 2006 and our international sales force increased by 8 employees.

        Services revenue.    Services revenue, which consists of revenue from maintenance and professional services, increased 144%, after excluding the change in foreign currency exchange rates, or 146% in absolute dollars. The increase in services revenue was attributable to three additional months in the fiscal period plus an overall increase of 133% in maintenance and support fees associated with the growth in our installed product base and an increase of 166% in consulting and training revenue, including reimbursable travel expenses. Maintenance revenue, which is generally recurring revenue renewed annually, represented 57% of services revenue for the twelve months ended September 30, 2007 and 61% for the nine months ended September 30, 2006. The balance of services revenue relates to professional services, which are generally project-oriented and performed on a time-and-materials basis. International revenues, excluding Canada, represented 27% of services revenues for the twelve months ended September 30, 2007, compared to 21% for the nine months ended September 30, 2006.

        Total revenue.    Total revenue increased 155%, or 151%, after excluding the change in foreign currency exchange rates, for the twelve months ended September 30, 2007 as compared to the nine months ended September 30, 2006. International revenues, excluding Canada, represented 34% of total revenues for the twelve months ended September 30, 2007, compared to 24% for the nine months ended September 30, 2006.

  Cost of Revenue and Gross Profit

	Fiscal Periods
	Twelve Months Ended September 30, 2007		Nine Months Ended September 30, 2006
					Period-to-Period Change
		Percentage Of Related Revenue		Percentage Of Related Revenue
	Amount		Amount		Amount	Percent
	(dollars in thousands)
Cost of revenue:
Cost of license revenue	$1,498	3%	$509	3%	$989	194%
Cost of services revenue	8,654	45%	3,403	43%	5,251	154%

Total cost of revenue	$10,152	16%	$3,912	16%	$6,240	160%

Gross profit:
License	$41,815	97%	16,188	97%	$25,627	158%
Services	10,712	55%	4,468	57%	6,244	140%

Total gross profit	$52,527	84%	$20,656	84%	$31,871	154%

        Cost of license revenue.    The increase in cost of license revenue was a direct result of increased license revenue. Cost of license revenue remained constant as a percentage of related revenue.

        Cost of services revenue.    The increase in cost of services revenue of $5,251,000 was attributable to the combination of three additional months in the fiscal period and the increase in personnel-related costs related to an increase in headcount of 20 employees in our services organizations, of which 5 were international, from September 30, 2006 to September 30, 2007, as well as increases to employee compensation. Salary and bonus expense accounted for $2,462,000 of the increase in personnel-related costs. The increase in headcount was to support the growth in services revenue. The increase also reflects a $771,000 increase in travel expense resulting from the growth in professional services personnel.

        Gross profit.    Gross profit percentage on license revenue remained constant. Gross profit on services revenue declined by two percentage points as a result of increased infrastructure required to effectively manage and deliver professional and support services. We expect the gross profit of license and services revenue to continue to remain relatively constant. We expect overall gross margins to decline modestly due to the higher mix of services revenue as a percentage of total revenue.

  Operating Expenses and Other

	Fiscal Periods
	Twelve Months Ended September 30, 2007		Nine Months Ended September 30, 2006
						Period-to-Period Change
		Percentage Of Total Revenue		Percentage Of Total Revenue
	Amount		Amount			Amount	Percent
	(dollars in thousands)
Operating expense:
Sales and marketing	$35,998	57%	$17,258	70%		$18,740	109%
Research and development	12,604	20	8,750	36		3,854	44%
General and administrative	4,864	8	2,150	9		2,714	126%

Total operating expenses	$53,466	85%	$28,158	115%		$25,308	90%

Other income (expense):
Interest income	931	1%	284	*	%	647	*	%
Interest expense	(1)	*	—	*		(1)	*	%
Other (expense) income	406	*	96	*		310	*	%

Total other income (expense)	$1,336	* %	$380	*	%	$956	*	%

Provision for income taxes	$571	* %	$124	*	%	$447	*	%

*
Percent change not meaningful.

        Sales and marketing.    Sales and marketing expense increased 106%, after excluding the change in foreign currency exchange rates, or 109% in absolute dollars. The absolute increase in sales and marketing expense was attributable to $14,160,000 in personnel-related costs related to three additional months in the fiscal period combined with an increase in headcount of 39 employees in our sales and marketing organizations, of which 8 were international, from September 30, 2006 to September 30, 2007, including increased salary expense of $5,273,000 and commission expense of $7,318,000 attributed to higher revenue over the same period. The increase in headcount was to support the growth in revenues. The increase also reflects a $2,177,000 increase in travel expense resulting from the growth in sales personnel. Also contributing to the overall increase in sales and marketing expense during the twelve months ended September 30, 2007 were expenses relating to the increased facility costs necessary to support the growth of our business.

        Research and development.    The increase in research and development expense was attributable to $4,097,000 in personnel-related costs and contractors related to three additional months in the fiscal period combined with increases in employee compensation as well as an increase in headcount of 29 employees in our product development organization, of which 24 were located in Pune, India. Salary and bonus expense of $3,491,000 accounted for the increase, which was partially offset by a reduction of contractor expenses. The addition of personnel and our continued investment in research and development were driven by our strategy of maintaining our competitive position by expanding our product offerings and enhancing our existing products to meet the requirements of our customers and market. In addition, reflected in the increase of research and development expense is $352,000 of travel related expense. The remainder of the overall increase relates to the facility costs necessary to support the growth of our product development organization. Offsetting the overall increase in research and development expense during the twelve months ended September 30, 2007 was a reduction of $1,429,000 in stock-based compensation primarily due to the elimination of variable option accounting incurred during the prior fiscal period.

        General and administrative.    The increase in general and administrative expense was attributable to $1,907,000 in personnel-related costs and contractors related to three additional months in the fiscal period combined with an increase in headcount of 10 employees in our domestic administrative support organization, as well as increases in employee compensation. Of the increase in personnel-related costs, $1,442,000 of the increase was attributable to salary and bonus expense and $252,000 related to the increased utilization of contractors. The addition of personnel and our continued investment in general and administrative were driven by our strategy to invest in infrastructure to support continued growth and incur additional expenses related to being a publicly traded company. Also contributing to the overall increase in general and administrative expense during the twelve months ended September 30, 2007 was an additional $510,000 in stock-based compensation.

        Interest income, net.    The increase in interest income was attributable to three additional months in the fiscal period and higher available cash balances due to positive operating cash flow throughout the fiscal period combined with the net proceeds from our initial public offering completed early in the fourth quarter of fiscal 2007.

        Other (expense) income.    Other income of $406,000 for the twelve months ended September 30, 2007 resulted from gains related to foreign currency translation adjustments from our foreign currency transactions.

        Provision for income taxes.    We recorded a provision for international income taxes for the twelve months ended September 30, 2007 and nine months ended September 30, 2006 of $571,000 and $124,000, respectively, due to the positive operating results of all of our international subsidiaries. We did not record a provision for income taxes for our U.S. entity for the twelve months ended September 30, 2007 or the nine months ended September 30, 2006, due to an overall net loss for the period. At September 30, 2007, a full valuation allowance against our deferred tax asset was deemed appropriate because we did not have sufficient positive evidence to ascertain that it was more likely than not that we would be able to realize our deferred tax assets.

Comparison of Fiscal Period Ended September 30, 2006 (Nine Months) and Fiscal Period Ended December 31, 2005 (Twelve Months)

        Effective January 1, 2006, we changed our fiscal year end from December 31 to September 30. Accordingly, in the tables below the audited nine months ended September 30, 2006 (fiscal 2006) are compared to the audited twelve months ended December 31, 2005 (fiscal 2005).

  Revenue

	Fiscal Periods
	Nine Months Ended September 30, 2006		Twelve Months Ended December 31, 2005
					Period-to-Period Change
		Percentage Of Total Revenue		Percentage Of Total Revenue
	Amount		Amount		Amount	Percent
	(dollars in thousands)
Net revenue:
License revenue	$16,697	68%	$11,324	62%	$5,373	47%
Services revenue	7,871	32	7,000	38	871	12%

Total net revenue	$24,568	100%	$18,324	100%	$6,244	34%

        License revenue.    The increase of $5,373,000, or 47%, in license revenue was a result of an increase in the licenses delivered during the nine months ended September 30, 2006 as compared to the twelve months ended December 31, 2005, which reflected the growth in the worldwide market for our products, geographic expansion, primarily in Europe, and an increase in headcount of 21 employees in our sales and marketing organizations. International revenues, excluding Canada, represented 25% of license revenues for the nine months ended September 30, 2006 and for the twelve months ended December 31, 2005 and our international sales force increased by 12.

        Services revenue.    The increase of $871,000, or 12%, in services revenue, which consists of revenue from maintenance and professional services, was attributable to an increase of 39% in maintenance and support fees associated with the growth in our installed product base and, a decrease of 13% in consulting and training revenue, including reimbursable travel expenses. Maintenance revenue, which is generally recurring revenue renewed annually, for the nine months ended September 30, 2006 represented 61% of services revenue as compared to 49% for the 12 months ended December 31, 2005. The balance of the services revenue relates to professional services, which are generally project-oriented and performed on a time-and-materials basis. International revenues, excluding Canada, represented 21% of services revenues for the nine months ended September 30, 2006 compared to 24% for the twelve months ended December 31, 2005.

        Total revenue.    Total revenue increased $6,244,000, or 34%, for the nine months ended September 30, 2006 as compared to the twelve months ended December 31, 2005. International revenues, excluding Canada, represented 24% of total revenues for the nine months ended September 30, 2006 compared to 25% for the twelve months ended December 31, 2005.

  Cost of Revenue and Gross Profit

	Fiscal Periods
	Nine Months Ended September 30, 2006		Twelve Months Ended December 31, 2005
					Period-to-Period Change
		Percentage Of Related Revenue		Percentage Of Related Revenue
	Amount		Amount		Amount	Percent
	(dollars in thousands)
Cost of revenue:
Cost of license revenue	$509	3%	$347	3%	$162	47%
Cost of services revenue	3,403	43%	3,321	47%	82	2%

Total cost of revenue	$3,912	16%	$3,668	20%	$244	7%

Gross profit:
License	16,188	97%	10,977	97%	5,211	47%
Services	4,468	57%	3,679	53%	789	21%

Total gross profit	$20,656	84%	$14,656	80%	$6,000	41%

        Cost of license revenue.    The increase in cost of license revenue was a direct result of increased license revenue. Overall license costs remained constant at 3% of license revenue for the nine months ended September 30, 2006 and the twelve months ended December 31, 2005.

        Cost of services revenue.    Overall, the cost of services revenue increased slightly due to an increase in travel expense resulting from the growth in professional services revenue and personnel. Personnel-related costs were relatively stable when comparing the nine months ended September 30, 2006 to the twelve months ended December 31, 2006. Additionally, headcount increased by four, of which all were international, from December 31, 2005 through September 30, 2006 to support the growth in services revenue.

        Gross profit.    Gross profit on license revenue remained consistent at 97%. Gross profit on services revenue improved by four percentage points as a result of increased maintenance revenue, without a corresponding increase in support costs.

  Operating Expenses and Other

	Fiscal Periods
	Nine Months Ended September 30, 2006			Twelve Months Ended December 31, 2005
							Period-to-Period Change
		Percentage Of Total Revenue			Percentage Of Total Revenue
	Amount			Amount			Amount	Percent
	(dollars in thousands)
Operating expense:
Sales and marketing	$17,258	70%		$13,318	73%		$3,940	30%
Research and development	8,750	36		7,220	39		1,530	21%
General and administrative	2,150	9		1,950	11		200	10%

Total operating expenses	$28,158	115%		$22,488	123%		$5,670	25%

Other income (expense):
Interest income	284	*	%	259	*	%	25	*	%
Interest expense	—	*		(43)	*		43	*	%
Other (expense) income	96	*		(146)	*		242	*	%

Total other income (expense)	$380	*	%	$70	*	%	$310	*	%

Provision for income taxes	$124	*	%	$115	*	%	$9	*	%

*
Percentage of total revenue and percent change not meaningful.

        Sales and marketing.    The increase in sales and marketing expense was attributable to a $2,691,000 increase in both personnel-related costs primarily related to an increase in headcount of 21 employees in our sales and marketing organizations, of which 12 were international, from December 31, 2005 to September 30, 2006, including increased commission expense of $1,736,000 attributed to higher revenue compared to fiscal 2005. The increase in headcount was to support the growth in revenues. The increase also reflects a $609,000 increase in travel expense resulting from the growth in sales personnel. Also contributing to the overall increase in sales and marketing expense during the nine months ended September 30, 2006 was $184,000 relating to the adoption of SFAS No. 123(R) at the beginning of 2006.

        Research and development.    The increase in research and development expense was attributable to a $502,000 increase in personnel-related costs, primarily related to a $207,000 expense in connection with the increased utilization of contractors, an increase in headcount of 24 employees in our product development organization from December 31, 2005 to September 30, 2006, of which 16 related to expansion in Pune, India, as well as increases in employee compensation. The addition of personnel and our continued investment in research and development were driven by our strategy of maintaining our competitive position by expanding our product offerings and enhancing our existing products to meet the requirements of our customers and market. Also contributing to the overall increase in research and development expense during the nine months ended September 30, 2006 was a $612,000 increase relating to stock-based compensation. See note 9 to our consolidated financial statements included in this Annual Report on Form 10-K.

        General and administrative.    The overall increase in general and administrative expense was primarily attributable to an increase in personnel-related costs and contractors primarily related to an increase in headcount of seven employees in our administrative support organizations, from December 31, 2005 to September 30, 2006, as well as increases in employee compensation, which was partially offset by reduced overhead expense attributable to the general and administrative function. The addition of personnel and our continued investment in general and administrative were driven by our strategy to invest in infrastructure to support continued growth and incur additional expenses related to being a publicly traded company. Also contributing to the overall increase in general and administrative expense during the nine months ended September 30, 2006 was $39,000 relating to the adoption of SFAS No. 123(R) at the beginning of 2006.

        Interest income, net.    Interest income, net increased $68,000 primarily due to higher overall cash balances throughout the nine months ended September 30, 2006 compared to the twelve months ended December 31, 2005, partially enhanced by higher interest rates during 2006.

        Other (expense) income.    Other income of $96,000 for the nine months ended September 30, 2006 resulted from gains related to foreign currency translation adjustments from our foreign currency-based transactions. Other expense of $146,000 for the twelve months ended December 31, 2005 resulted from losses from foreign currency translation adjustments within our foreign subsidiaries.

        Provision for income taxes.    We recorded a provision for international income taxes for the nine months ended September 30, 2006 and the twelve months ended December 31, 2005 of $124,000 and $115,000, respectively, due to the positive operating results of all of our international subsidiaries. We did not record a provision for income taxes for our U.S. entity for the nine months ended September 30, 2006 or twelve months ended December 31, 2005, due to an overall net loss for the period. At September 30, 2006, a full valuation allowance against our deferred tax asset was deemed appropriate because we did not have sufficient positive evidence to ascertain that it was more likely than not that we would be able to realize our deferred tax assets.

Selected Quarterly Results of Operations

        The following table presents our unaudited quarterly consolidated results of operations for the eight quarters ended September 30, 2007. This unaudited quarterly consolidated information has been prepared on the same basis as our audited consolidated financial statements. You should read this table in conjunction with our audited consolidated financial statements and the related notes thereto included in this Annual Report on Form 10-K. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	Three Months Ended
	Sep 30, 2007	Jun 30, 2007	Mar 31, 2007	Dec 31, 2006	Sep 30, 2006	Jun 30, 2006	Mar 31, 2006	Dec 31, 2005
	(unaudited) (in thousands)
Net revenue:
License revenue	$13,046	$10,908	$10,020	$9,339	$7,562	$5,257	$3,878	$3,895
Services revenue	6,357	5,300	4,258	3,451	3,085	2,494	2,292	2,153

Total net revenue	19,403	16,208	14,278	12,790	10,647	7,751	6,170	6,048
Cost of revenue:
Cost of license revenue	515	398	311	274	239	131	139	95
Cost of services revenue	2,962	2,437	1,673	1,582	1,294	1,170	939	983

Total cost of revenue	3,477	2,835	1,984	1,856	1,533	1,301	1,078	1,078

Gross profit	15,926	13,373	12,294	10,934	9,114	6,450	5,092	4,970
Operating expense:
Sales and marketing	11,317	9,182	8,130	7,369	6,556	5,510	5,192	4,046
Research and development	3,582	3,291	3,074	2,657	3,117	3,263	2,370	1,510
General and administrative	1,382	1,158	1,231	1,093	744	696	710	411

Total operating expenses	16,281	13,631	12,435	11,119	10,417	9,469	8,272	5,967

Loss from operations	(355)	(258)	(141)	(185)	(1,303)	(3,019)	(3,180)	(997)
Other income (expense):
Interest income, net	685	116	67	62	106	92	86	64
Other (expense) income	226	32	(8)	156	51	17	28	(31)

Total other income (expense)	911	147	59	218	157	109	114	33

Income (loss) income before provision for income taxes	556	(110)	(82)	33	(1,146)	(2,910)	(3,066)	(964)

Provision for income taxes	263	162	87	59	45	45	34	41

Net income (loss)	$293	$(272)	$(169)	$(26)	$(1,191)	$(2,955)	$(3,100)	$(1,005)

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

Liquidity and Capital Resources

  Resources

        Since our inception, we have financed our operations through the sale of preferred stock, common stock and, to a lesser extent, cash flows generated by operations. We believe our existing cash and cash equivalents, our cash flow from operating activities, available bank borrowings and the net proceeds of our initial public offering, or IPO, will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion internationally, future acquisitions we might undertake, and the expansion into complementary businesses. To the extent that our cash and cash equivalents, our cash flow from operating activities and the net proceeds of our IPO are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses. In the event additional funding is required, we may not be able to obtain bank credit arrangements or effect an equity or debt financing on terms acceptable to us or at all.

	As of and For the Fiscal Periods Ended
	September 30, 2007	September 30, 2006	December 31, 2005
	(in thousands)
Cash and cash equivalents	$80,694	$7,835	$11,153
Accounts receivable, net	11,907	6,598	3,372
Cash provided by (used in) operating activities	6,544	(3,480)	(3,766)
Cash (used in) investing activities	(1,014)	(425)	(640)
Cash provided by financing activities	67,102	562	7,037

  Cash and Cash Equivalents

        Our cash and cash equivalents at September 30, 2007 were held for working capital purposes and were invested primarily in money market accounts and commercial paper corporate debt securities with maturities less than 90 days from the date of purchase. We do not enter into investments for trading or speculative purposes. The increase in cash and cash equivalents in 2007 reflects $72,077,000 of net proceeds from issuances of common stock through our IPO in July less the redemption of our Series A redeemable preferred stock of $5,880,000. In addition, positive operating cash flows of $6,544,000 contributed to the overall increase in cash and cash equivalents.

  Accounts Receivable, Net

        Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections and changes to our allowance for doubtful accounts. We use allowance for doubtful accounts, our best estimate of the amount of probable credit losses, as a measurement of the quality and status of our receivables. To date, we have not incurred any write-offs of accounts receivable significantly different than accounts reserved. We also use days' sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the collection status of our receivables. We define DSO as accounts receivable less the change in deferred revenue for the applicable period, divided by total revenue and multiplied by ninety days. DSO was 56 days at September 30, 2007, 47 days at September 30, 2006, and 20 days at December 31, 2005. The increase in our DSO to 47 days at September 30, 2006 and then to 56 days at September 30, 2007 reflects a higher percentage of deals being received toward the end of the respective three month periods and a higher percentage of our revenue derived from international sources which tend to have longer payment cycles.

  Operating Activities

        Cash provided by (used in) operating activities primarily consists of our net income (loss) adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation and the effect of changes in operating accounts and other activities. Cash provided by operating activities for the twelve months ended September 30, 2007 was $6,544,000 and consisted of $174,000 of net loss, offset by $1,522,000 of stock-based compensation, $674,000 of depreciation and $4,489,000 of operating accounts and other activities. Cash provided by operating accounts and other activities includes a combined increase of $5,240,000 in accrued employee costs and accrued other expenses, as well as, a $6,075,000 increase in deferred revenue offset by increases of $5,243,000 in accounts receivable and $1,656,000 in prepaid expenses and other current assets. The increases are attributable to increases in our sales activities and operations expansion.

        Cash used in operating activities for the nine months ended September 30, 2006 was $3,480,000 and consisted of $7,246,000 of net loss, offset by $2,130,000 of stock-based compensation, $411,000 of depreciation and $1,240,000 provided by operating accounts and other activities. Cash provided by operating accounts and other activities includes an increase of $3,235,000 in accounts receivable and $1,684,000 in accrued expenses and other current liabilities, offset by an increase in deferred revenue of $3,169,000. The increases are attributable to increases in our sales activities and operations expansion.

        Cash used in operating activities for the twelve months ended December 31, 2005 was $3,766,000 and consisted of $7,877,000 of net loss, offset by $1,308,000 of stock-based compensation and $402,000 of depreciation, and $2,458,000 provided by operating accounts and other activities. Operating accounts and other activities primarily consisted of a $1,375,000 increase in deferred revenue and $1,191,000 decrease in accounts receivable. The increase in deferred revenue is attributable to our increases sales activities. The decrease in accounts receivable is attributable to increases in cash collections.

  Investing Activities

        Cash used in investing activities primarily consists of purchases of property and equipment. Cash used in investing activities in the twelve months ended September 30, 2007 and nine months ended September 30, 2006 was $1,014,000 and $425,000, respectively, for the purchase of property and equipment. Cash used in investing activities in the twelve months ended December 31, 2005 was $640,000, for the purchase of property and equipment.

  Financing Activities

        During the twelve months ended September 30, 2007, we completed an IPO of our common stock in which we sold and issued 4,690,000 shares of our common stock, including 750,000 shares sold by us pursuant to the underwriters' full exercise of their over-allotment option, at an issue price of $17.00 per share. We raised a total of $79,730,000 in gross proceeds from the IPO, or approximately $72,077,000 in net proceeds after deducting underwriting discounts and commissions of $5,581,000 and other IPO costs paid during the twelve months ended September 30, 2007 of $2,072,000. Total estimated unpaid deal costs at September 30, 2007 was $486,000. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into an aggregate of 9,557,098 shares of common stock.

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

        We raised $6,763,000 of net proceeds through sales of our Series D convertible preferred stock in June 2005. In December 2004, we raised $5,935,000 of net proceeds through sales of our Series C convertible preferred stock. We raised $68,000 and $9,835,000 of net proceeds through sales of our Series B convertible preferred stock in 2003 and 2002, respectively. All of the shares of our Series B, Series C and Series D convertible preferred stock were converted into shares of our common stock upon the closing of the IPO.

        We also received proceeds from the exercise of common stock options and restricted stock in the amounts of $543,000 and $562,000 during the twelve months ended September 30, 2007 and the nine months ended September 30, 2006, respectively. In addition, we received proceeds from the exercise of common stock options and restricted stock in the amounts of $487,000 in the twelve months ended December 31, 2005.

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

        In April 2006, the line of credit agreement was amended to increase the amount of funds available under the line from $5,000,000 to $7,500,000, subject to certain financial metrics. The line of credit agreement was also amended to extend the availability of these funds through June 2007, and amended again to extend the availability of these funds through June 2008. The line of credit bears an interest rate of prime plus one half percent, which was 8.25% as of September 30, 2007. We have never drawn on the line.

  Equipment Loan

        In March 2002, we obtained a $500,000 line of credit, the proceeds of which were used for equipment purchases as defined in the line of credit agreement. The line of credit was available through December 2002 and borrowings under the line of credit were payable through July 2005, in monthly installments of approximately $7,000, including interest at approximately 6.5%. The equipment collateralized all proceeds borrowed on the line of credit. Pursuant to the line of credit agreement, we sold, for a nominal amount, a warrant to the lender to purchase up to 30,000 shares of our common stock at an exercise price of $0.02. The warrant expires on the earlier of the tenth anniversary of the agreement or the fifth anniversary of a qualified initial public offering. The fair value of the warrant, $13,000, was determined on the date of issuance using the Black-Scholes option-pricing model and was expensed as interest expense. We repaid the equipment loan in full during fiscal 2005.

  Capital Expenditures

        We have made capital expenditures primarily for computer equipment, as well as for leasehold improvements and other general purposes to support our growth. We expect to spend approximately $2,000,000 to $2,500,000 in capital expenditures in fiscal 2008. We are not currently a party to any purchase contracts related to future capital expenditures.

  Contractual Obligations and Commitments

        Subsequent to September 30, 2007, we amended our corporate headquarters facility lease by increasing the amount of approximate square feet of commercial space to 47,638 and extending the scheduled expiration date to 2013. The additional future obligation has been reflected in the table below. As of September 30, 2007, our principal commitments consist of obligations under leases for office space. The offices are leased under noncancelable operating lease agreements that expire through September 30, 2013. The following table sets forth our commitments to settle contractual obligations in cash as of September 30, 2007:

	Balance by Fiscal Year
	2008	2009	2010	2011	2012	2013	Total
	(in thousands)
Operating leases as of September 30, 2007	$1,883	$1,682	$1,329	$1,409	$1,457	$615	$8,375

  Off-Balance Sheet Arrangements

        As of September 30, 2007, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(iii) of Regulation S-K of the SEC.

Recent Accounting Pronouncements

        In February 2007, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. As such, we are required to adopt these provisions at the beginning of the fiscal year ended September 30, 2009. We are currently evaluating the impact of SFAS No. 159 on our financial statements.

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

        In June 2006, the FASB published FIN 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for us in fiscal 2008 beginning October 1, 2007. The adoption of FIN 48 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

  Foreign Currency Exchange Risk

        We market our products in North America, Europe and the Asia-Pacific regions and develop our products in North America and the Asia-Pacific regions. As a result of our business activities in foreign countries, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We sell our products in certain countries, including Canada, United Kingdom, France, Italy, Germany, Netherlands and Japan, in the local currency for the respective country. Additionally, a portion of our product development activities is based at our facility in India. This provides some natural hedging because most of our subsidiaries' operating expenses are denominated in their local currencies. Regardless of this natural hedging, our results of operations may be adversely impacted by the exchange rate fluctuation. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions.

  Interest Rate Risk

        At September 30, 2007 and September 30, 2006, we had cash and cash equivalents totaling $80,694,000 and $7,835,000, respectively. These amounts were invested primarily in money market accounts, commercial paper and corporate debt securities. The cash and cash equivalents were held for working capital purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BladeLogic, Inc.
Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	56
Consolidated Balance Sheets as of September 30, 2007, and September 30, 2006	57
Consolidated Statements of Operations for the Twelve Months Ended September 30, 2007, the Nine Months Ended September 30, 2006, and the Twelve Months Ended December 31, 2005	58
Consolidated Statements of Changes in Redeemable Preferred Stock and Stockholders' Deficit for the Twelve Months Ended September 30, 2007, the Nine Months Ended September 30, 2006, and the Twelve Months Ended December 31, 2005	59
Consolidated Statements of Cash Flows for the Twelve Months Ended September 30, 2007, the Nine Months Ended September 30, 2006, and the Twelve Months Ended December 31, 2005	61
Notes to Consolidated Financial Statements	62

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of BladeLogic, Inc.:

        We have audited the accompanying consolidated balance sheets of BladeLogic, Inc. (the Company) as of September 30, 2007 and 2006, and the related consolidated statements of operations, changes in redeemable preferred stock and stockholders' equity (deficit), and cash flows for year ended September 30, 2007, the nine month period ended September 30, 2006 and the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BladeLogic, Inc. at September 30, 2007 and 2006, and the consolidated results of its operations and its cash flows for the year ended September 30, 2007, the nine month period ended September 30, 2006 and the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 2 to the consolidated financial statements, on January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, using the prospective-transition method.

                      /s/  ERNST & YOUNG LLP

Boston, Massachusetts
November 26, 2007

BladeLogic, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and par value)

	September 30, 2007	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$80,694	$7,835
Accounts receivable, net	11,907	6,598
Prepaid expenses and other current assets	2,171	490

Total current assets	94,772	14,923
Property and equipment, net	1,237	882
Other assets	196	215

Total assets	$96,205	$16,020

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$671	$511
Accrued employee costs	5,906	2,359
Accrued other expenses	4,001	1,641
Deferred revenue, current portion	12,336	8,097

Total current liabilities	22,914	12,608
Deferred revenue, net of current portion	2,513	677
Stockholder deposits on restricted stock purchase	228	445

Total liabilities	25,655	13,730
Commitments (Notes 7 and 11)
Redeemable preferred stock:
Redeemable series A preferred stock, $0.001 par value; no shares authorized, issued and outstanding at September 30, 2007; 12,000,000 shares authorized, issued and outstanding at September 30, 2006 (liquidation preference $5,880)	—	5,137
Redeemable convertible preferred stock, $0.001 par value; no shares issued and outstanding at September 30, 2007; 19,114,222 shares authorized, issued and outstanding at September 30, 2006 (liquidation preference $22,800) (Note 8)	—	22,756
Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding at September 30, 2007	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized; 26,910,004 shares issued and outstanding at September 30, 2007; 12,090,906 shares issued and outstanding at September 30, 2006	27	12
Additional paid-in capital	101,708	5,475
Accumulated deficit	(31,253)	(31,079)
Accumulated other comprehensive income (loss)	68	(11)

Total stockholders' equity (deficit)	70,550	(25,603)

Total liabilities, redeemable preferred stock and stockholders' equity (deficit)	$96,205	$16,020

The accompanying notes are an integral part of the consolidated financial statements.

BladeLogic, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Fiscal Periods
	Twelve Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Twelve Months Ended December 31, 2005
Net revenue:
License revenue	$43,313	$16,697	$11,324
Services revenue	19,366	7,871	7,000

Total net revenue	62,679	24,568	18,324
Cost of revenue:
Cost of license revenue	1,498	509	347
Cost of services revenue	8,654	3,403	3,321

Total cost of revenue	10,152	3,912	3,668

Gross profit	52,527	20,656	14,656

Operating expense:
Sales and marketing	35,998	17,258	13,318
Research and development	12,604	8,750	7,220
General and administrative	4,864	2,150	1,950

Total operating expenses	53,466	28,158	22,488

Loss from operations	(939)	(7,502)	(7,832)

Other income (expense):
Interest income	931	284	259
Interest expense	(1)	—	(43)
Other income (expense)	406	96	(146)

Total other income, net	1,336	380	70

Income (loss) before provision for income taxes	397	(7,122)	(7,762)

Provision for income taxes	571	124	115

Net loss	(174)	(7,246)	(7,877)

Accretion of preferred stock	782	355	438

Net loss applicable to common stockholders	$(956)	$(7,601)	$(8,315)

Basic and diluted net loss per common share	$(0.07)	$(0.66)	$(0.76)

Weighted average shares used in calculation of basic and diluted net loss per common share	14,694	11,551	10,976

The accompanying notes are an integral part of the consolidated financial statements.

BladeLogic, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK AND
STOCKHOLDERS' EQUITY (DEFICIT) FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2007, THE NINE MONTHS ENDED
SEPTEMBER 30, 2006, AND TWELVE MONTHS ENDED DECEMBER 31, 2005
(in thousands, except share and par value data)

	Redeemable Series A Preferred Stock		Redeemable Convertible Preferred Stock
					Common Stock						Accumulated Other Comprehensive Income (Loss)
								Notes Receivable from Shareholders				Total Stockholders' Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	$0.001 Par Value	Additional Paid-in Capital		Deferred Stock Compensation	Accumulated Deficit
Balance at December 31, 2004	12,000,000	4,439	16,736,765	15,898	11,258,054	12	2,491	(298)	(46)	(15,956)	(27)	(13,824)
Sales of Series D redeemable convertible preferred stock, net of issuance costs of $37	—	—	2,377,457	6,763	—	—	—	—	—	—	—	—
Reversal related to unamortized portion of deferred stock compensation related to terminated employees	—	—	—	—	—	—	(11)	—	11	—	—	—
Issuance of common stock from exercise of stock options	—	—	—	—	220,986	—	155	—	—	—	—	155
Issuance of restricted common stock	—	—	—	—	207,800	—	—	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	—	—	70	—	—	—	—	70
Repurchase and retirement of common stock	—	—	—	—	(39,174)	—	—	—	—	—	—	—
Accretion of redeemable preferred stock	—	388	—	—	—	—	(388)	—	—	—	—	(388)
Accretion of redeemable convertible preferred stock	—	—	—	50	—	—	(50)	—	—	—	—	(50)
Repayment of note receivable	—	—	—	—	—	—	—	13	—	—	—	13
Conversion of note receivables from full recourse notes to non-recourse notes	—	—	—	—	—	—	(353)	285	—	—	—	(68)
Stock-based compensation expense	—	—	—	—	5,228	—	1,273	—	35	—	—	1,308
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(9)	(9)
Net loss	—	—	—	—	—	—	—	—	—	(7,877)	—	(7,877)

Balance at December 31, 2005	12,000,000	4,827	19,114,222	22,711	11,652,894	12	3,187	—	—	(23,833)	(36)	(20,670)

BladeLogic, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK AND
STOCKHOLDERS' EQUITY (DEFICIT) FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2007, THE NINE MONTHS ENDED
SEPTEMBER 30, 2006, AND TWELVE MONTHS ENDED DECEMBER 31, 2005
(in thousands, except share and par value data)

	Redeemable Series A Preferred Stock		Redeemable Convertible Preferred Stock
					Common Stock						Accumulated Other Comprehensive Income (Loss)
								Notes Receivable from Shareholders				Total Stockholders' Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	$0.001 Par Value	Additional Paid-in Capital		Deferred Stock Compensation	Accumulated Deficit
Balance at December 31, 2005	12,000,000	4,827	19,114,222	22,711	11,652,894	12	3,187	—	—	(23,833)	(36)	(20,670)

Issuance of common stock from exercise of stock options	—	—	—	—	257,710	—	226	—	—	—	—	226
Issuance of restricted common stock	—	—	—	—	235,277	—	—	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	—	—	311	—	—	—	—	311
Repurchase of unvested restricted common stock	—	—	—	—	(58,905)	—	—	—	—	—	—	—
Accretion of redeemable preferred stock	—	310	—	—	—	—	(310)	—	—	—	—	(310)
Accretion of redeemable convertible preferred stock	—	—	—	45	—	—	(45)	—	—	—	—	(45)
Interest on note receivables	—	—	—	—	—	—	(24)	—	—	—	—	(24)
Stock-based compensation expense	—	—	—	—	3,930	—	2,130	—	—	—	—	2,130
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	25	25
Net loss	—	—	—	—	—	—	—	—	—	(7,246)	—	(7,246)

Balance at September 30, 2006	12,000,000	5,137	19,114,222	22,756	12,090,906	12	5,475	—	—	(31,079)	(11)	(25,603)
Issuance of common stock from exercise of stock options and purchases	—	—	—	—	386,565	—	543	—	—	—	—	543
Issuance of common stock in initial public offering, net of issuance cost	—	—	—	—	4,690,000	5	71,586	—	—	—	—	71,591
Issuance of restricted common stock	—	—	—	—	137,500	—	—	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	—	—	217	—	—	—	—	217
Accretion of redeemable preferred stock	—	743	—	—	—	—	(743)	—	—	—	—	(743)
Accretion of redeemable convertible preferred stock	—	—	—	39	—	—	(39)	—	—	—	—	(39)
Redemption of redeemable series A preferred stock	(12,000,000)	(5,880)	—	—	—	—	—	—	—	—	—	—
Conversion of redeemable preferred Stock into common stock	—	—	(19,114,222)	(22,795)	9,557,098	10	22,785	—	—	—	—	22,795
Cashless exercise of warrants	—	—	—	—	47,935	—	—	—	—	—	—	—
Repayment of note receivable	—	—	—	—	—	—	362	—	—	—	—	362
Stock-based compensation expense	—	—	—	—	—	—	1,522	—	—	—	—	1,522
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	79	79
Net loss	—	—	—	—	—	—	—	—	—	(174)	—	(174)

Balance at September 30, 2007	—	—	—	—	26,910,004	27	101,708	—	—	(31,253)	68	70,550

The accompanying notes are an integral part of the consolidated financial statements.

BladeLogic, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Periods
	Twelve Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Twelve Months Ended December 31, 2005
Cash flows from operating activities:
Net loss	$(174)	$(7,246)	$(7,877)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	674	411	402
Loss on disposal of fixed assets	3	—	—
Provision for bad debt	(66)	9	(43)
Interest on stockholder loans	—	(24)	(14)
Stock-based compensation	1,522	2,130	1,308
Changes in operating accounts:
Accounts receivable	(5,243)	(3,235)	1,191
Prepaid expenses and other current assets	(1,656)	(46)	(334)
Other long-term assets	19	(215)	—
Accounts payable	150	(117)	130
Accrued employee costs	3,410	857	(89)
Accrued other expenses	1,830	827	185
Deferred revenue	6,075	3,169	1,375

Net cash provided by (used in) operating activities	6,544	(3,480)	(3,766)

Cash flows from investing activities:
Purchase of property and equipment	(1,014)	(425)	(640)

Net cash used in investing activities	(1,014)	(425)	(640)

Cash flows from financing activities:
Proceeds from sale of preferred stock, net of issuance costs	—	—	6,763
Proceeds from sale of common in connection with the Company's initial public offering, net of issuance costs	72,077	—	—
Proceeds from sale of common and restricted stock	543	562	487
Redemption of Series A redeemable preferred stock	(5,880)	—	—
Repayments of equipment loans and capital lease obligations	—	—	(226)
Proceeds from repayment of shareholder notes receivable	362	—	13

Net cash provided by financing activities	67,102	562	7,037

Effect of exchange rates on cash	227	25	(4)

Net increase (decrease) in cash and cash equivalents	72,859	(3,318)	2,627
Cash and cash equivalents at beginning of period	7,835	11,153	8,526

Cash and cash equivalents at end of period	$80,694	$7,835	$11,153

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$—	$43

Cash paid for income taxes	$194	$101	$74

Supplemental disclosure of non-cash financing activity:
Accrued initial public offering issuance cost	$486	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

BladeLogic, Inc.

Notes to Consolidated Financial Statements

1. Organization and Operations

        BladeLogic, Inc. (the Company) was incorporated in the State of Delaware on July 31, 2001. The Company's products and services enable organizations of any size to address the full lifecycle of data center management using one integrated solution for provisioning, change, administration and compliance across complex, distributed server and application environments. The Company's solution provides IT departments the ability to effect rapid changes within the data center in a highly precise, secure and automated manner. The Company sells its products and support services through its direct sales force and, to a lesser extent, distribution partners.

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

  Change in fiscal year

        In November 2005, the Company's management and the Board of Directors elected to change, effective January 1, 2006, the Company's fiscal year end from December 31 to September 30.

  Management's Estimates and Uncertainties

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company's management to make estimates and assumptions that effect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

        Significant estimates and judgments relied upon by the Company's management in preparing these financial statements include revenue recognition, allowances for doubtful accounts, stock-based compensation and the recoverability of the Company's net deferred tax assets and related valuation allowance.

        Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from the Company's estimates if these results differ from historical experience or other assumptions prove not to be substantially accurate, even if such assumptions are reasonable when made.

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

  Revenue Recognition

        The Company recognizes revenue in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position 97-2, Software Revenue Recognition as amended by SOP No. 98-9, Modification of SOP 97-2 With Respect to Certain Transactions, and derives revenue from software license fees, post-contract customer support, or PCS, and professional services. The Company generally sells licenses and services together as part of multiple-element arrangements. When the Company enters into a multiple-element arrangement, it uses the residual method to allocate the total fee among the elements of the arrangement. Under the residual method, license revenue is recognized upon delivery when vendor-specific objective evidence, or VSOE, of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Each license arrangement requires that the Company analyze the individual elements in the transaction and estimate the fair value of each undelivered element, which typically includes PCS and professional services. License revenue consists of license fees charged for the use of our products under perpetual and term license arrangements. License revenue from a perpetual arrangement is recognized upon delivery while license revenue from a term arrangement is recognized ratably over the duration of the arrangement on a straight-line basis. If an arrangement contains the right to receive additional software products on a when-and-if available basis and VSOE of fair value does not exist for this right, the Company defers all fees from such arrangements and records revenue on a subscription basis over the term of the arrangement beginning with the delivery of the first product. Additionally, for arrangements that include customer acceptance or other material non-standard terms, we defer revenue recognition until after acceptance, and all other criteria for revenue recognition have been met.

        The Company recognizes revenue associated with software licenses and services sold through distributors, system integrators, managed service providers and value-added resellers (collectively, "resellers") upon sell through to the end user so long as all other criteria for revenue recognition have been met.

        PCS includes telephone support, bug fixes, and unspecified rights to product upgrades and enhancements, and are recognized ratably over the term of the service period, which is generally 12 months. The Company estimates the fair value of the PCS portion of an arrangement based on the price charged for PCS when sold separately. The Company sells PCS separately from any other element when customers renew PCS. In multiple-element arrangements where the Company sells maintenance for less than fair value, the Company defers the contractual price of the maintenance plus the difference between such contractual price and the fair value of maintenance. The Company makes a corresponding reduction in license revenue. Professional services include installation, basic consulting, training and reimbursable out-of-pocket expenses. The Company recognizes revenue for professional services as the services are performed. Generally, professional services relate to the implementation of the Company's software products are not deemed essential to the functionality of the software products, and therefore, services revenue is recognized separately from license revenue. The fair value of the professional services portion of the arrangement is based on the rates that the Company charges for these services when sold independently from a software license. If, in the Company's judgment, evidence of fair value cannot be established for the undelivered elements, the entire amount of revenue from the arrangement is deferred until evidence of fair value can be established, or until the elements for which evidence of fair value could not be established are delivered.

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

        The Company generally ship's its products within 30 days after acceptance of a customer purchase order and execution of a software license agreement. A high percentage of the Company's revenue has historically been generated in the third month of each fiscal quarter, and this revenue tends to be concentrated in the later part of that month. In some cases, the Company has discretion over the timing of product shipments, which affects the timing of revenue recognition for software license orders. In those cases, the Company considers a number of factors including: the delivery dates requested by customers and resellers; third party inventory on hand required to fulfill the order; the amount and number of license orders received in a quarter and the degree to which such orders are concentrated at the end of a quarter; and our operational capacity to fulfill such orders at the end of a quarter. Orders may exist at the end of a quarter that have not been shipped and not recognized as revenue.

  Product Warranties

        Substantially all of the Company's software products are covered by a standard 90 day warranty. In the event of a failure of software covered by this warranty, the Company must repair or replace the software or, if those remedies are insufficient, provide a refund. To date, the Company has not been required to record any reserve or revise any of the Company's assumptions or estimates used in determining its warranty allowance. If the historical data the Company uses to calculate the adequacy of the warranty allowance is not indicative of future requirements, a warranty reserve may be required.

  Allowance for Doubtful Accounts

        The Company offsets gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company reviews the allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectibility. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for doubtful accounts are recorded in sales and marketing expense.

        Below is a summary of the changes in the Company's allowance for doubtful accounts for the twelve months ended September 30, 2007, for the nine months ended September 30, 2006, and for the twelve months ended December 31, 2005.

	Balance at Beginning of Period	Provision	Write-offs	Balance at End of Period
	(in thousands)
Twelve Months Ended December 31, 2005	$100	$(43)	$—	$57
Nine Months Ended September 30, 2006	57	36	(27)	66
Twelve Months Ended September 30, 2007	66	(66)	—	—

  Concentrations of Credit Risk and Off-Balance Sheet Risk

        Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents principally in accredited financial institutions of high credit standing. The Company routinely assesses the credit worthiness of its customers. The Company generally has not experienced any significant losses related to individual customers or groups of customers in any particular industry or area. The Company does not require collateral. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company's accounts receivable.

        The Company had one customer whose revenue individually represented 10% or more of the Company's total annual revenue as of the dates set forth below:

	Fiscal Periods
	Twelve Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Twelve Months Ended December 31, 2005
Customer A	*	*	15%

    *
    Less than 10% of total revenue.

        The Company had certain customers whose accounts receivable balances individually represented 10% or more of the Company's total accounts receivable as of the dates set forth below:

	As of
	September 30, 2007	September 30, 2006
Customer A	*	14%
Customer B	*	12%
Customer C	14%	*
Customer D	11%	*
Customer E	10%	*

    *
    Less than 10% of total accounts receivable.

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

  Research and Development Costs

        Research and development expenditures are charged to operations as incurred. Statement of Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed ("SFAS 86"), requires the capitalization of certain software development costs subsequent to the establishment of technology feasibility. Based on the Company's product development process, technological feasibility is established upon the completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. Accordingly, the Company has charged all such costs to research and development expense in the accompanying statements of operations.

  Stock-Based Compensation

        As of September 30, 2007, the Company had two stock-based employee compensation plans which are more fully described in Note 9. Through December 31, 2005, the Company accounted for its stock-based awards to employees using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under the intrinsic value method, compensation expense is measured on the date of the grant as the difference between the deemed fair value of the Company's common stock and the exercise or purchase price multiplied by the number of stock options or restricted stock awards granted.

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

        In December 2004, FASB issued SFAS No. 123(R), Share-Based Payment, which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. The Company adopted SFAS No. 123(R) effective January 1, 2006. SFAS No. 123(R) requires nonpublic companies that used the minimum value method in SFAS No. 123 for either recognition or pro forma disclosures to apply SFAS No. 123(R) using the prospective transition method. As such, the Company will continue to apply APB Opinion No. 25 in future periods to equity awards outstanding at the date of SFAS No. 123(R)'s adoption that were measured using the minimum value method. Effective with the adoption of SFAS No. 123(R), the Company has elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted to employees and non-employees. In accordance with SFAS No. 123(R), the Company has recognized the fair value of employee stock-based awards granted or modified on or after January 1, 2006 using the straight line method over the vesting period of the award.

  Advertising Expense

        Advertising expense primarily includes promotional expenditures and are expensed as incurred. Amounts incurred for advertising expense were not material for the twelve months ended September 30, 2007, the nine months ended September 30, 2006 and the twelve months ended December 31, 2005.

  Comprehensive Income (Loss)

        SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) is defined as the change in stockholders' equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The comprehensive income (loss) for all periods is as follows:

	Fiscal Periods
	Twelve Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Twelve Months Ended December 31, 2005
	(in thousands)
Net loss	$(174)	$(7,246)	$(7,877)
Other comprehensive income (loss):
Currency translation adjustment	79	25	(9)

Total comprehensive income (loss)	$(95)	$(7,221)	$(7,886)

  Foreign Currency Translation

        The financial statements of the Company's foreign subsidiaries are translated from local currency into U.S. dollars using the current exchange rate at balance sheet date for assets and liabilities, and the average exchange rate prevailing during the period for revenue and expenses. The functional currency for the Company's foreign subsidiaries is considered to be the local currency for each entity and, accordingly, translation adjustments for these subsidiaries are included in accumulated other comprehensive loss within stockholders' deficit. Certain intercompany and third-party foreign currency-denominated transactions generated foreign currency remeasurement gains (losses) of $408,000, $101,000 and $(150,000) for the twelve months ended September 30, 2007, the nine months ended September 30, 2006 and the twelve months ended December 31, 2005, respectively. Such gains (losses) are included within other income (expense) within the consolidated statements of operations.

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

  Net Loss Per Share

        The Company calculates net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share, as clarified by EITF Issue No. 03-6, Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share. EITF Issue No. 03-6 clarifies the use of the "two-class"

method of calculating earnings per share as originally prescribed in SFAS No. 128. Effective for periods beginning after March 31, 2004, EITF Issue No. 03-6 provides guidance on how to determine whether a security should be considered a "participating security" for purposes of computing earnings per share and how earnings should be allocated to a participating security when using the two-class method for computing basic earnings per share. The Company has determined that its redeemable convertible preferred stock represents a participating security and therefore has applied the provisions of EITF Issue No. 03-6.

        Under the two-class method, basic net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding for the fiscal period. Diluted net income (loss) per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. The Company has allocated net income first to preferred stockholders equal to the accretion of a discount and dividends on the outstanding preferred stock and then to preferred and common stockholders based on ownership interests. Net losses are not allocated to preferred stockholders. Diluted net income (loss) per share is the same as basic net income (loss) per share as losses have been allocated to the common stockholders for the nine months ended September 30, 2006 and twelve months ended December 31, 2005.

        A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows:

	Fiscal Periods
	Twelve Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Twelve Months Ended December 31, 2005
	(in thousands except per share data)
Numerator:
Net loss	$(174)	$(7,246)	$(7,877)
Accretion of preferred stock dividends	782	355	438

Net loss applicable to common stockholders	$(956)	$(7,601)	$(8,315)

Denominator:
Basic and diluted weighted average share of common stock outstanding	14,694	11,551	10,976

Calculation of Net Loss Per Common Share:
Basic and diluted:
Net loss applicable to common stockholders	$(956)	$(7,601)	$(8,315)

Weighted average shares of common stock outstanding	14,694	11,551	10,976

Net loss per common share	$(0.07)	$(0.66)	$(0.76)

        In calculating diluted earnings per share for the twelve months ended September 30, 2007, the nine months ended September 30, 2006 and twelve months ended December 31, 2005, shares related to redeemable convertible preferred stock and outstanding stock options and warrants were excluded because they were anti-dilutive.

  Recent Accounting Pronouncements

        In February 2007, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2009. The Company is currently evaluating the impact of SFAS No. 159 on its financial statements.

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

        In June 2006, the FASB published FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for us in fiscal year 2008 beginning October 1, 2007. The adoption of FIN 48 is not expected to have a material impact on our consolidated financial position, results of operation or cash flows.

3. Cash and Cash Equivalents

        Cash and cash equivalents consist of the following:

	As of
	September 30, 2007	September 30, 2006
	(in thousands)
Cash	$3,845	$1,460
Money market funds	76,849	441
Commercial paper	—	5,934

Total cash and cash equivalents	$80,694	$7,835

4. Property and Equipment

        Property and equipment consists of the following:

	As of
	September 30, 2007	September 30, 2006
	(in thousands)
Computer hardware and software	$3,091	$2,178
Furniture and fixtures	174	95
Leasehold improvements	39	47

	3,304	2,320
Less accumulated depreciation	(2,067)	(1,438)

Property and equipment, net	$1,237	$882

        The Company recorded depreciation expense of $674,000, $411,000 and $402,000 for the twelve months ended September 30, 2007, the nine months ended September 30, 2006, and the twelve months ended December 31, 2005, respectively. As of September 30, 2007, September 30, 2006 and December 31, 2005, the Company had no fixed assets under capital lease, as the Company repaid all capital leases in full during fiscal 2005.

5. Notes Receivable from Shareholders

        Notes receivable from shareholders represent notes assumed as part of the Company's 2001 acquisition of Network Shell, Inc. The notes receivable are collateralized by the shareholders' fully vested stock and bear interest at 5%, compounded semiannually. Two former employees and one non-executive employee are counter-parties to the notes.

        In January 2005, one of the notes was repaid. In February and August 2005, the Company amended the two remaining outstanding notes to extend the due dates to February 2006 and August 2008. As a result of these amendments, the notes have been considered non-recourse for accounting purposes and are accounted for as variable stock options under the provisions of APB 25. APB 25 requires variable stock options to be remeasured at each reporting date with any increase being recorded as compensation expense. For the nine months ended September 30, 2006 and twelve months ended December 31, 2005, the Company recorded compensation expense of $1,799,000 and $1,261,000 respectively, related to these notes.

        In September 2006, the Company modified one of the awards, amending the note to make it non-interest bearing. The Company recorded $30,000 of stock compensation expense as a result of this modification, and the note is no longer subject to variable accounting. As a result, no compensation expense for the amended award was recorded for the twelve months ended September 30, 2007. Stock-based compensation expense of $18,000 was recorded for the twelve months ended September 30, 2007 for the other outstanding note. All of the outstanding notes and related accrued interest were paid in full during the twelve months ended September 30, 2007.

        As these notes were considered stock options for accounting purposes, the principal balance of the notes and the related interest receivables are not shown as outstanding on the balance sheet. Below is a summary of the amounts outstanding as of September 30, 2007, September 30, 2006 and December 31, 2005.

	As of
	September 30, 2007	September 30, 2006	December 31, 2005
	(in thousands)
Principal	$—	$270	$285
Accrued interest	—	92	67

Note receivable	$—	$362	$352

6. Deferred revenues

        Deferred revenue consists of the following:

	As of
	September 30, 2007	September 30, 2006
	(in thousands)
License	$3,193	$3,267
Services	9,143	4,830

Deferred revenue, current portion	12,336	8,097
License	1,207	392
Services	1,306	285

Deferred revenue, net of current portion	2,513	677

Total deferred revenue(a)	$14,849	$8,774

    (a)
    Substantially all of the long-term deferred revenue contracts will be recognized into revenue in the twelve months following March 31, 2008.

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

7. Financing Agreements

  Line of Credit

        The Company has a secured line of credit of up to $7,500,000, subject to compliance with certain financial metrics, through June 2008. The Company has never drawn on the line thus there were no amounts ever outstanding. Interest on borrowings accrues at prime plus one-half percent and borrowings are secured by a portion of the Company's domestic accounts receivable.

8. Redeemable Preferred Stock

        As of September 30, 2006, the authorized capital stock of the Company included 31,114,222 shares of preferred stock, $0.001 par value per share, of which 12,000,000 shares were designated Series A redeemable preferred stock (Series A Preferred Stock), 13,356,484 shares were designated Series B convertible preferred stock (Series B Preferred Stock), 3,380,281 shares were designated Series C convertible preferred stock (Series C Preferred Stock) and 2,377,457 shares were designated Series D convertible preferred stock (Series D Preferred Stock).

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

        All redeemable convertible preferred stock was converted to common stock upon the consummation of the Company's initial public offering in fiscal period 2007. The following table describes the individual series of redeemable convertible preferred stock incorporated in total into the consolidated balance sheets statement as of September 30, 2006:

	Shares
Redeemable Convertible Preferred Stock	Authorized	Issued and Outstanding	Balance As Of September 30, 2006
			(dollars in thousands)
Series B	13,356,484	13,356,484	$9,983
Series C	3,380,281	3,380,281	5,986
Series D	2,377,457	2,377,457	6,787

Total	19,114,222	19,114,222	$22,756

        Prior to the redemption and conversion of the Company's preferred stock in fiscal period 2007, the rights, preferences, and privileges of the preferred stock were as follows:

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

  Conversion

        Each share of the convertible preferred stock was convertible at any time into common stock at the option of the holder into the number of shares obtained by dividing $1.50 in the case of the Series B Preferred Stock, $3.55 in the case of the Series C Preferred Stock and $5.72 in the case of Series D Preferred Stock by the conversion price in effect at the time of conversion. The conversion prices of $1.50 for the Series B Preferred Stock, $3.55 for the Series C Preferred Stock and $5.72 for the Series D Preferred Stock were subject to adjustment in the case of certain dilutive events. The convertible preferred stockholders were required to convert all of their shares into common stock at the then-effective conversion rate upon the closing of a public offering of the Company's common stock if the price per share in the offering is at least $7.50 and the aggregate proceeds are at least $20,000,000 (a "Qualified Public Offering").

  Redemption

        Upon the written request of at least two-thirds of the aggregate Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock (together, the Preferred Stock) the Company was obligated to redeem one-third of the preferred shares on November 15, 2007, 2008, and 2009, respectively, in cash, for $0.49 per share of Series A Preferred Stock, $0.7487 per share of Series B Preferred Stock, $1.775 per share of Series C Preferred Stock and $2.8602 per share of Series D Preferred Stock. The Preferred Stock was being accreted to its redemption value over the term of the redemption period. The accretion of the Preferred Stock is shown as a decrease to additional paid-in capital in the statement of changes in redeemable preferred stock and stockholders' deficit.

        Upon the completion of a Qualified Public Offering, the holders of the then-outstanding Series A Preferred Stock shall receive, before any payments to the holders of common stock, $0.49 per share. The Company had not classified the Series A Preferred Stock as a liability as of September 30, 2006 as the redemption was not probable as of such date. The Company completed a Qualified Public Offering in fiscal period 2007 and redeemed the Series A Preferred Stock for $5,880,000 in July 2007.

  Liquidation

        In the event of any liquidation, dissolution, or change of control, as defined in the Company's Certificate of Incorporation, as amended on January 9, 2007, the holders of the then outstanding Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock would have received, before any payments to the holders of common stock, $0.49, $0.7487, $1.775 and $2.8602 per share, respectively.

9. Stockholders' Equity (Deficit)

        As of September 30, 2007, the authorized capital stock of the Company also includes 10,000,000 shares of preferred stock, $0.001 par value per share and 90,000,000 shares of common stock, $0.001 par value per share.

  Reserved Common Stock

        As of September 30, 2007, the Company has reserved common stock for the following:

As of September 30, 2007
Number of Shares
Incentive equity awards outstanding or available for grant under 2007 Stock Option Incentive Plan	1,276,602
Options outstanding under the 2001 Stock Option and Grant Plan	4,033,771
Warrants	66,782

5,377,155

  Warrants to Purchase Common Stock

        Pursuant to the equipment loan entered into in March 2002, the Company issued a warrant to the lender to purchase up to 30,000 common shares at an exercise price of $0.02. The fair value of the warrant, $13,000, was determined on the date of issuance using the Black-Scholes option-pricing model and was charged to as interest expense. The warrant was exercised during the 2007 fiscal period and is no longer outstanding.

        Pursuant to the capital lease transaction entered into in June 2003, the Company issued a warrant to the lender to purchase 18,939 common shares at an exercise price of $1.32. The fair value of the warrant on the date of issuance using the Black-Scholes option-pricing model was nominal. The warrant was exercised during the 2007 fiscal period and is no longer outstanding.

        Pursuant to the line of credit agreement entered into in July 2004, the Company issued the lender a warrant to purchase 66,782 shares of the Company's common stock at an exercise price of $1.50. The warrant expires seven years from the date of issuance and the value of the warrant on the date of grant was nominal. The warrant was exercised in October 2007 and is no longer outstanding.

  Stock Option Plan

        The Company has two stock option plans, the 2001 Stock Option and Grant Plan (2001 Option Plan) and the 2007 Stock Option Incentive Plan (2007 Option Plan) or (the Plans), however, only the 2007 Option Plan is currently authorized to grant or issue new awards. The Company's Board or Directors elected to stop the grant or issuance of new awards from the 2001 Option Plan upon the adoption of the 2007 Option Plan. The 2007 Option Plan provides for the issuance of up to 1,332,750 shares of common stock incentives. The Plans provides for the granting of incentive stock options (ISOs), nonqualified stock options, and stock grants. These incentives may be offered to the Company's employees, officers, directors, consultants, and advisors, as defined.

        Nonqualified options and stock grants may be issued at no less than par value per share of common stock. ISOs may be granted at no less than fair market value (FMV) on the date of grant, as determined by the Company's Board of Directors (no less than 110% of FMV on the date of grant for 10% or greater stockholders). Each option shall be exercisable at such times and subject to such terms as determined by the Board of Directors, generally four years. Prior to January 1, 2006, options granted expired within ten years of issuance. Effective January 1, 2006, new options granted expire within six years of issuance.

        The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair values of options granted were calculated using the following estimated weighted-average assumptions:

	Twelve Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Options granted	1,969,551	1,030,074
Weighted-average exercise prices stock options	$8.81	$2.27
Weighted-average grant date fair-value stock options	$3.61	$1.14
Assumptions:
Weighted-average expected volatility	47%	60%
Weighted-average expected term (in years)	4.1	4.1
Risk-free interest rate	4.72%	4.89%
Expected dividend yield	—	—

        As there has been no public market for our common stock prior to July 25, 2007, we have determined the volatility for options granted in fiscal periods 2007 and 2006 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies for a period equal to the expected life of the option. The expected volatility for options granted during the twelve months ended September 30, 2007 ranged from 41% to 55%. The expected volatility for options granted during the nine months ended September 30, 2006 ranged from 55% to 64%. The expected life of options granted subsequent to the adoption of SFAS No. 123(R) has been determined utilizing the "simplified" method as prescribed by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment. The expected life of options granted during the twelve months ended September 30, 2007 and the nine months ended September 30, 2006 was 4.1 years. For the twelve months ended September 30, 2007, the risk-free interest rate used ranged from 4.14% to 4.85%. For the nine months ended September 30, 2006, the risk-free interest rate used ranged from 4.60% to 5.08%. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was our historical policy under SFAS No. 123. As a result, we applied an estimated forfeiture rate, based on our historical forfeiture experience, of 4% in the twelve months ended September 30, 2007 and the nine months ended September 30, 2006 in determining the expense recorded in our consolidated statements of operations.

        Prior to January 1, 2006, the Company granted stock options at exercise prices no less than the fair market value as determined by the Board of Directors, with input from management. The Company's Board of Directors exercised judgment in determining the estimated fair value of the Company's common stock on the date of grant based on a number of objective and subjective factors, including the Company's operating and financial performance, external market conditions affecting the Company's industry sector, an analysis of publicly-traded peer companies, the prices at which we sold shares of convertible preferred stock, the superior rights and preferences of securities senior to the Company's common stock at the time of each grant, and the likelihood of achieving a liquidity event such as an initial public offering or sale of the Company. For all stock options grants made after January 1, 2006 through July 2007, the Board of Directors considered the factors listed above and the Company also engaged an unrelated third-party valuation specialist to prepare contemporaneous valuation reports to assist the Board of Directors with its determination of fair market value and to document the fair value of the Company's common stock for financial reporting and income tax purposes.

        The Company has incorporated the fair values determined in the contemporaneous valuations into the Black-Scholes option pricing model when calculating the compensation expense to be recognized for the stock options granted beginning from January 2006 through the Company's initial public offering in July 2007. Subsequent to the initial public offering, the exercise price of options granted have been determined based on the fair market value of the Company's common stock as determined by the public equity market.

        A summary of the activity under the Company's stock option plan for the fiscal period ended September 30, 2007 is presented below:

	Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
				(in thousands)
Outstanding at September 30, 2006	3,430,245	$1.48	6.33	$6,603

Options granted	1,969,551	8.81
Options exercised	(349,542)	1.11
Options forfeited	(19,290)	1.24
Options canceled	(464,524)	2.36

Outstanding at September 30, 2007	4,566,440	$4.58	5.71	$96,171

Options exercisable at September 30, 2007	1,571,157	$1.31	6.14	$38,234

Options vested or expected to vest at September 30, 2007(1)	4,296,713	$4.50	5.72	$90,850

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying the result of an estimated forfeiture rate to the unvested options.

        The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) during the twelve months ended September 30, 2007 was $4,003,000 and the total amount of cash received by the Company from exercise of these options was $387,000.

  General Stock Awards Shares Information

  Stock Awards

        The Company's share-based compensation plan provides for awards of common stock as other stock-based incentive awards to officers, other employees and certain non-employees. The awards generally do not have any time-based or performance-based criteria and are not typically subject to forfeiture if employment terminates. The Company granted 3,930 shares of common stock in the nine months ended September 30, 2006 and 5,228 shares of common stock in twelve months ended December 31, 2005. The Company recorded compensation expense of $7,000 and $8,000 in the nine months ended September 30, 2006 and the twelve months ended December 31, 2005, respectively. There is no remaining unrecognized compensation expense on stock awards at September 30, 2007.

  Non-Vested ("Restricted") Stock Awards With Service Conditions

        The Company's share-based compensation plan provides for awards of restricted shares of common stock and other stock-based incentive awards to officers, other employees and certain non-employees. Restricted stock awards can either be time-based or performance-based and are subject to forfeiture if employment terminates during the prescribed retention period. The Company is following the provisions of EITF Issue No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25, and FASB Interpretation No. 44 (EITF 00-23) Issues 33(a) and 33(b), which governs the accounting for the purchase of restricted stock for cash when an employer has a call option that enables the employer to reacquire the shares that are subject to vesting. Under the provisions of EITF 00-23 Issues 33(a) and 33(b), the purchase is not considered substantive, and as a result, the consideration paid is considered a prepayment of the purchase price that should be recognized as a liability. Furthermore, these shares are not considered issued for accounting purposes until they vest. The Company granted 207,800 restricted shares with approximately one to four year time-based vesting in the twelve months ended December 31, 2005 and 235,777 restricted shares with four year time-based vesting in the nine months ended September 30, 2006. As of September 30, 2007 and 2006, the Company has recorded a liability for the refundable exercise price for unvested shares of $228,000 and $445,000 in the accompanying consolidated balance sheets, respectively. Of the 235,277 restricted shares issued in the nine months ended September 30, 2006, 51,500 shares of restricted common stock were issued at par value to a new member of the Company's Board of Directors, which will vest over four years. As a result of the below fair market value grant, the Company will recognize a total stock-based compensation charge of approximately $139,000, which is being amortized on a straight line basis over the four year vesting period.

        During the fiscal period 2007, the Company granted a total of 143,648 shares of restricted common stock that were issued at par value to a new member of the Company's Board of Directors, an existing member of the Company's Board of Directors, an executive of the Company, and to certain employees of the Company. The restricted common stock will vest over four years. As a result of the below market grants, the Company will recognize a stock based compensation charge of approximately $1,433,000, which is being recognized on a straight line basis over the four year vesting period.

        For the twelve months ended September 30, 2007, we recognized approximately $116,000 in stock-based compensation expense related to these awards. The remaining unrecognized compensation expense on all restricted stock awards at September 30, 2007 was $1,412,000.

        A summary of restricted share transactions with service conditions follows:

	Shares	Weighted-Average Grant-Date Fair Value
Balance Outstanding at September 30, 2006	286,725	$2.04
Granted	143,648	$9.98
Vested	(138,199)	1.88

Balance Outstanding at September 30, 2007	292,174	$6.01

        For the twelve months ended September 30, 2007, the nine months ended September 30, 2006, and the twelve months ended December 31, 2005, approximately $1,522,000, $2,130,000 and $1,308,000 of expense was recorded in connection with stock-based awards, respectively. Unrecognized stock-based compensation expense of non-vested stock options of $7,101,000 at September 30, 2007 is expected to be recognized using the straight line method over a weighted-average period of 3.4 years. The adoption of SFAS No. 123(R) had no effect on cash flow for any period presented.

        The following table summarizes stock-based compensation expense related to employee and director stock options, employee stock purchases, and restricted stock grants for the twelve months ended September 30, 2007, the nine months ended September 30, 2006 and the twelve months ended December 31, 2005 which was allocated as follows:

	Twelve Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Twelve Months Ended December 31, 2005
	(in thousands)
Cost of services expense	$67	$5	$—
Sales and marketing expense	441	184	3
Research and development expense	465	1,902	1,290
General and administrative expense	549	39	15

Stock-based compensation expense included in operating expenses	$1,522	$2,130	$1,308

10. Income Taxes

        As of September 30, 2007, the Company had U.S. federal and state net operating loss (NOL) carryforwards of approximately $25,181,000 which may be used to offset future taxable income. The NOL carryforwards expire through 2027, and are subject to review and possible adjustment by the Internal Revenue Service. The Company believes that its research and development activities may qualify for a tax credit. At September 30, 2007, the Company has not calculated the amount of research and development tax credits to which it may be entitled, if any. The research and development credits would be subject to a full valuation allowance. The Internal Revenue Code contains provisions that limit the NOL and tax credit carryforwards available to be used in any given year in the event of certain changes in the ownership interests of significant stockholders.

        Income (loss) before provision for income taxes consists of the following:

	Fiscal Periods
	Twelve Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Twelve Months Ended December 31, 2005
Domestic	$(600)	$(7,457)	$(8,048)
Foreign	997	335	286

Total	$397	$(7,122)	$(7,762)

        The Company has not provided U.S. tax or foreign withholding taxes on unremitted earnings of foreign subsidiaries, as these amounts are considered permanently invested in the foreign subsidiaries.

        The income tax provision for the twelve months ended September 30, 2007, the nine months ended September 30, 2006, and the twelve months ended December 31, 2005 consisted of the following:

Fiscal Periods
	Twelve Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Twelve Months Ended December 31, 2005
(in thousands)
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	571	124	115

Total current	$571	$124	$115

Deferred
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

Total deferred	$—	$—	$—

        The income tax provision for the twelve months ended September 30, 2007, the nine months ended September 30, 2006, and the twelve months ended December 31, 2005 differ from the amounts computed by applying the statutory federal income tax rate to the consolidated loss before income taxes, as follows:

	Fiscal Periods
	Twelve Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Twelve Months Ended December 31, 2005
	(in thousands)
Expense computed at statutory rate	$135	$(2,417)	$(2,639)
Increase resulting from:
Valuation allowance	(193)	1,744	2,377
Meals and entertainment expenses	161	79	359
Stock option expense	300	601	—
Nondeductible expenses	7	107	—
Foreign rate differential	100	10	18
Other	61	—	—

Provision for income taxes	$571	$124	$115

        Significant components of the Company's net deferred tax assets and liabilities are as follows:

	As of
	September 30, 2007	September 30, 2006
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$9,643	$9,291
Accruals and allowance	83	85
Depreciation	87	49
Stock-based compensation	274	167
Deferred revenue	165	1,074

Gross deferred tax assets	10,252	10,666
Less valuation allowance	(10,252)	(10,666)

Total deferred tax assets	$—	$—

As reported:
Current deferred tax assets	83	85
Non-current deferred tax assets	10,169	10,581
Less valuation allowance	(10,252)	(10,666)

Total deferred tax assets	$—	$—

        In evaluating the ability to realize its net deferred tax assets, the Company considers all available evidence, both positive and negative, including past operating results, the existence of cumulative losses in the most recent fiscal years, tax planning strategies that are prudent, and feasible, and forecasts of future taxable income. In considering sources of future taxable income, the Company makes certain assumptions and judgments which are based on the plans and estimates used to manage the underlying business of the Company. A full valuation allowance has been recorded against the gross deferred tax assets for all periods presented since management believes that after considering a number of factors including the positive and negative evidence regarding the realization of deferred tax assets that it is more likely than not that these assets will not be realized.

11. Commitments and Contingencies

  Operating Leases

        The Company conducts its operations in leased office facilities under various noncancelable operating lease agreements that expire through September 2010. Certain of the Company's operating leases include escalating payment amounts. In accordance with SFAS No. 13, Accounting for Leases, the Company is recognizing the related rent expense on a straight-line basis over the term of the lease. Total rent expense under these leases was approximately, $1,844,000, $986,000 and $702,000 for the twelve months ended September 30, 2007, the nine months ended September 30, 2006, and the twelve months ended December 31, 2005. Subsequent to September 30, 2007, we amended our corporate headquarters facility lease by increasing the amount of approximate square feet of commercial space to 47,638 and extending the scheduled expiration date to 2013. The additional future obligation has been reflected in the table below.

        Future minimum lease payments under noncancelable operating leases at September 30, 2007 are as follows:

Years Ending September 30:	As of September 30, 2007
(in thousands)
2008	$1,883
2009	1,682
2010	1,329
2011	1,409
2012	1,457
2013	615

Total	$8,375

  Litigation

        From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At September 30, 2007 and 2006, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

12. Segment Information

        SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in annual financial statements and requires selected information of these segments be presented in interim financial reports to stockholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company's chief operating decision making group, as defined under SFAS No. 131, consists of the Company's chief executive officer and president, and chief financial officer. The Company views its operations and manages its business as one operating segment.

  Geographic Data

        Net sales to unaffiliated customers by geographic area were as follows:

	Fiscal Periods
	Twelve Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Twelve Months Ended December 31, 2005
	(in thousands)
United States	$39,371	$18,476	$13,582
United Kingdom	11,003	4,458	4,086
International, excluding United Kingdom	12,305	1,634	656

Total	$62,679	$24,568	$18,324

13. 401(k) Plan

        In 2002, the Company established a discretionary 401(k) Profit Sharing Plan that is available to all full-time employees in the month following their date of hire and who have attained the age of 18. The Company did not make any contributions to the plan during the twelve months ended September 30, 2007, the nine months ended September 30, 2006, and the twelve months ended December 31, 2005.

14. Quarterly Financial Data (unaudited)

        The following table presents the Company's unaudited quarterly consolidated results of operations for each of the seven quarters in the period ended September 30, 2007. The unaudited quarterly consolidated information has been prepared on the same basis as our audited consolidated financial statements. You should read the following table presenting our quarterly consolidated results of operations in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Three Months Ended
	Sep 30, 2007	Jun 30, 2007	Mar 31, 2007	Dec 31, 2006	Sep 30, 2006	Jun 30, 2006	Mar 31, 2006
	(unaudited) (in thousands except per share data)
Total net revenue	$19,403	$16,208	$14,278	$12,790	$10,647	$7,751	$6,170
Total cost of revenue	3,477	2,835	1,984	1,856	1,533	1,301	1,078
Gross profit	15,926	13,373	12,294	10,934	9,114	6,450	5,092
Total operating expenses	16,281	13,631	12,435	11,119	10,417	9,469	8,272
Loss from operations	(355)	(258)	(141)	(185)	(1,303)	(3,019)	(3,180)
Net loss applicable to common stockholders	$(183)	$(362)	(259)	$(152)	$(1,312)	$(3,072)	$(3,216)
Basic and diluted net loss per share	$(0.01)	$(0.03)	(0.02)	$(0.01)	$(0.11)	$(0.27)	$(0.28)
Weighted average shares used in calculation of basic and diluted net loss per share	22,799	12,094	11,931	11,900	11,693	11,573	11,389

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Information

        This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting during the quarterly period ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

        None.

PART III

        Anything herein to the contrary notwithstanding, in no event whatsoever are the sections entitled "Compensation Committee Report" and "Audit Committee Report," nor the Audit Committee Charter attached as an appendix thereto, to be incorporated by reference herein from our proxy statement in connection with our 2008 annual meeting of stockholders.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Certain information required by this Item 10 relating to our directors, executive officers and corporate governance is incorporated by reference herein from our proxy statement in connection with our 2008 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended September 30, 2007.

  Audit Committee Financial Expert

        The audit committee of our board of directors currently consists of Edwin J. Gillis, Peter Gyenes and Mark Terbeek. Mr. Gillis serves as the Chairman of the audit committee. Our board of directors has determined that each member of the audit committee is "independent" as that term is defined in the rules of the SEC and the applicable Nasdaq rules. Our board of directors has determined that Mr. Gillis qualifies as an "audit committee financial expert" as such term is defined in the rules of the SEC. In making its determination, our board of directors considered the nature and scope of the experiences and responsibilities Mr. Gillis has previously had with reporting companies. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Gillis' experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Mr. Gillis any duties, obligations or liability that are greater than are generally imposed on other members of the audit committee and our board of directors, and designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the audit committee or the board of directors.

  Code of Ethics

        We have adopted a "code of ethics," as defined by regulations promulgated under the Securities Act of 1933, as amended, and the Exchange Act, that applies to all of our directors and employees worldwide, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the Code of Business Conduct and Ethics is available at the Corporate Governance section of our website at http://www.bladelogic.com. A copy of the Code of Business Conduct and Ethics may also be obtained, free of charge, upon a request directed to: BladeLogic, Inc., 10 Maguire Road, Building 3, Lexington, MA 02421, Attention: Secretary. We intend to disclose any amendment to or waiver of a provision of the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website available at http://www.bladelogic.com.

        For more corporate governance information, you are invited to access the Corporate Governance section of our website available at http://www.bladelogic.com.

ITEM 11.    EXECUTIVE COMPENSATION

        Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from our proxy statement in connection with 2008 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended September 30, 2007.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management is incorporated by reference herein from our proxy statement in connection with our 2008 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended September 30, 2007. For information on securities authorized for issuance under equity compensation plans, see the section entitled "Market for Registrant's Common Equity and Related Stockholders Matters" in Part II, Item 5. in this Annual Report on Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Certain information required by this Item 13 relating to certain relationships and related transactions, and director independence is incorporated by reference herein from our proxy statement in connection with our 2008 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended September 30, 2007.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Certain information required by this Item 14 regarding principal accounting fees and services is set forth under "Principal Accounting Fees and Services" in our proxy statement in connection with our 2008 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended September 30, 2007.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        The following documents are filed as part of this Form 10-K:

  1.
  Financial Statements: Financial Statements are included in "Financial Statements and Supplementary Data" in Part II, Item 8 of this Annual Report on Form 10-K.

  2.
  Index to Financial Statement Schedules:

    Financial Statement Schedules are included in "Financial Statements and Supplementary Data" in Part II, Item 8. of this Annual Report on Form 10-K. Schedules not listed therein are omitted because they are not required or because the required information is given in the consolidated financial statements or notes thereto.

  3.
  Exhibits: Exhibits are as set forth in the section entitled "Exhibit Index" which follows the section entitled "Signatures" in this Annual Report on Form 10-K. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference rooms maintained by the SEC in Washington, D.C., New York, New York, and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. SEC filings are also available to the public from commercial document retrieval services and at the Web site maintained by the SEC at http://www.sec.gov.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLADELOGIC, INC. (Registrant)
Date: November 28, 2007	/s/ DEV ITTYCHERIA Dev Ittycheria President and Chief Executive Officer
Date: November 28, 2007	/s/ JOHN J. GAVIN, JR. John J. Gavin, Jr. Executive Vice President, Finance, and Chief Financial Officer

        KNOWN ALL MEN BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints each of Dev Ittycheria and John J. Gavin, Jr. such person's true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities on November 28, 2007.

Signature	Title

/s/ DEV ITTYCHERIA Dev Ittycheria	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ JOHN J. GAVIN, JR. John J. Gavin, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ VIJAY MANWANI Vijay Manwani	Executive Vice President, Chief Technology Officer and Director

/s/ STEVEN C. WALSKE Steven C. Walske	Director
/s/ EDWIN J. GILLIS Edwin J. Gillis	Director
/s/ ROBERT P. GOODMAN Robert P. Goodman	Director
/s/ PETER GYENES Peter Gyenes	Director
/s/ R. DAVID TABORS R. David Tabors	Director
/s/ MARK TERBEEK Mark Terbeek	Director

EXHIBIT INDEX

        Listed and indexed below are all Exhibits filed as part of this report.

Number		Description
3.1	(3)	Ninth Amended and Restated Certificate of Incorporation of the Registrant
3.3	(3)	Amended and Restated By-laws of the Registrant
4.1	(3)	Specimen Stock Certificate
4.2	(1)	Fourth Amended and Restated Registration Rights Agreement, dated as of June 24, 2005
10.1	(1)	Third Amended and Restated 2001 Stock Option and Grant Plan
10.2	(3)	Form of Incentive Stock Option Agreement under the 2001 Stock Option and Grant Plan
10.3	(3)	Form of Non-Qualified Stock Option Agreement under the 2001 Stock Option and Grant Plan
10.4	(3)	Form of Employee Stock Restriction Agreement under the 2001 Stock Option and Grant Plan
10.5	(4)	2007 Stock Option and Incentive Plan
10.6	(3)	Form of Incentive Stock Option Agreement under the 2007 Stock Option and Incentive Plan
10.7	(3)	Form of Non-Qualified Stock Option Agreement under the 2007 Stock Option and Incentive Plan
10.8	(3)	Form of Restricted Stock Agreement under the 2007 Stock Option and Incentive Plan
10.9	(1)	Fourth Amended and Restated Stockholders' Agreement dated as of June 24, 2005
10.10	(1)	Employment Agreement between the Registrant and Dev Ittycheria, dated as of September 6, 2001
10.11	(1)	Employment Agreement between the Registrant and Vijay Manwani, dated as of September 6, 2001
10.12	(1)	Offer Letter between the Registrant and Jeffrey Liotta, dated as of June 20, 2006
10.13	(1)	Offer Letter between the Registrant and John J. Gavin, Jr., dated as of November 26, 2006
10.14	(1)	Offer Letter between the Registrant and John McMahon, dated as of August 24, 2005
10.15	(1)	Separation Agreement between the Registrant and Melissa Cruz, dated as of November 9, 2006
10.16	(3)	Form of Indemnification Agreement between the Registrant and each of its Directors and Executive Officers
10.17	(1)	Loan and Security Agreement between the Registrant and Comerica Bank, dated as of July 22, 2004
10.18	(1)	First Amendment to Loan and Security Agreement between the Registrant and Comerica Bank, dated as of April 26, 2006
10.19	(1)	Lease between the Registrant and Lexington Corporate Center Associates LLC, dated as of January 10, 2006
10.20	(2)	Letter Agreement between the Registrant and Dev Ittycheria, dated as of April 5, 2007
10.21	(3)	Second Amendment to Loan and Security Agreement between the Registrant and Comerica Bank, dated as of June 15, 2007
10.22	(5)	Form of Change in Control Agreement
10.23	(3)	Non-Employee Directors Compensation Plan

10.24	(3)	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2007 Stock Option and Incentive Plan
10.25	(3)	Form of Restricted Stock Agreement for Non-Employee Directors under the 2007 Stock Option and Incentive Plan
10.26	(7)	Amended and Restated Senior Executive Incentive Bonus Plan
10.27	(3)	Series A Preferred Stock Redemption Agreement, dated as of June 12, 2007
10.28	(3)	Form of Director Stock Restriction Agreement under the 2001 Stock Option and Grant Plan
10.29		First Amendment to lease between the Registrant and Lexington Corporate Center Associates LLC dated as of January 10, 2006 by and between the Registrant and Lexington Acquisition LLC, dated as of October 31, 2007
10.30	(6)	Separation Agreement by and between BladeLogic, Inc. and Jeffrey Liotta executed on October 18, 2007
21.1		Subsidiaries of the Registrant
23.1		Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)
24.1		Power of Attorney (included on signature page)
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

*
This certification shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(1)
Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-141915) filed April 5, 2007.

(2)
Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-141915) filed May 15, 2007.

(3)
Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-141915) filed June 19, 2007.

(4)
Incorporated by reference to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-141915) filed July 3, 2007.

(5)
Incorporated by reference to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-141915) filed July 20, 2007.

(6)
Incorporated by reference to our current report on Form 8-K (File No. 000-33589) dated October 18, 2007.

(7)
Incorporated by reference to Current Report on Form 8-K filed November 27, 2007.

QuickLinks

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
BladeLogic, Inc. Index to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
BladeLogic, Inc. CONSOLIDATED BALANCE SHEETS (in thousands, except shares and par value)
BladeLogic, Inc. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
BladeLogic, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
BladeLogic, Inc. Notes to Consolidated Financial Statements
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT INDEX