Form 10-Q
period 2007-12-31
BladeLogic, Inc.
filed 2008-02-13
CIK 1175685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-33589

BLADELOGIC, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	04-3569976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Maguire Road, Lexington, Massachusetts	02421
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (781) 257-3500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act) (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the Registrant’s classes of common stock as of February 10, 2008:

Title of Class	Shares Outstanding
Common Stock, $0.001 par value	27,681,740

ITEM 1.   FINANCIAL STATEMENTS

BladeLogic, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and par value data)

	December 31,	September 30,
	2007	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$79,934	$80,694
Accounts receivable, net	13,115	11,907
Prepaid expenses and other current assets	2,087	2,171
Total current assets	95,136	94,772
Property and equipment, net	1,398	1,237
Other assets	187	196
Total assets	$96,721	$96,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$962	$671
Accrued employee costs	3,069	5,906
Accrued other expenses	4,158	4,001
Deferred revenue, current portion	15,137	12,336
Total current liabilities	23,326	22,914
Deferred revenue, net of current portion	1,864	2,513
Stockholder deposits on restricted stock purchase	98	228
Total liabilities	25,288	25,655
Stockholders’ equity:
Preferred stock. $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2007 (unaditied) or September 30, 2007	––	––
Common stock, $0.001 par value; 90,000,000 shares authorized; 27,245,405 shares issued and outstanding at December 31, 2007 (unaudited); 26,910,004 shares issued and outstanding at September 30, 2007	27	27
Additional paid-in capital	102,980	101,708
Accumulated deficit	(31,649)	(31,253)
Accumulated other comprehensive income	75	68
Total stockholders’ equity	71,433	70,550
Total liabilities and stockholders’ equity	$96,721	$96,205

The accompanying notes are an integral part of the consolidated financial statements.

BladeLogic, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended
	December 31,
	2007	2006
	(unaudited)

Net revenue:
License revenue	$14,586	$9,339
Services revenue	6,875	3,451
Total net revenue	21,461	12,790

Cost of revenue:
Cost of license revenue	552	274
Cost of services revenue	3,307	1,582
Total cost of revenue	3,859	1,856

Gross profit	17,602	10,934

Operating expense:
Sales and marketing	12,580	7,369
Research and development	4,444	2,657
General and administrative	1,702	1,093
Total operating expenses	18,726	11,119

Loss from operations	(1,124)	(185)

Other income:
Interest income	807	62
Other income	56	156
Total other income, net	863	218

(Loss) income before provision for income tax	(261)	33

Provision for income taxes	134	59

Net loss	$(395)	$(26)

Accretion of preferred stock	––	126

Net loss available to common stockholders	$(395)	$(152)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Weighted average shares used in calculation of basic and diluted net loss per common share	26,683	11,900

The accompanying notes are an integral part of the consolidated financial statements.

BladeLogic, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended December 31,
	2007	2006
	(unaudited)
Cash flows from operating activities:
Net loss	$(395)	$(26)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	200	148
Loss on disposal of fixed assets	—	2
Provision for bad debt	—	20
Stock-based compensation	1,214	241
Changes in operating accounts:
Accounts receivable	(1,208)	(1,970)
Prepaid expenses and other current assets	74	25
Other long–term assets	11	(76)
Accounts payable	290	374
Accrued employee costs	(2,890)	(455)
Accrued other expenses	626	325
Deferred revenue	2,153	1,606
Net cash provided by operating activities	75	214
Cash flows from investing activities:
Purchase of property and equipment	(361)	(202)
Net cash used in investing activities	(361)	(202)
Cash flows from financing activities:
(Repurchase) proceeds from sale of common and restricted stock	(57)	31
Proceeds from repayment of shareholder notes receivable	—	10
Deal costs from sale of common stock in connection with the Company’s initial public offering	(486)	—
Net cash (used in) provided by financing activities	(543)	41
Effect of exchange rates on cash	69	55
Net (decrease) increase in cash and cash equivalents	(760)	108
Cash and cash equivalents at beginning of period	80,694	7,835
Cash and cash equivalents at end of period	$79,934	$7,943

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

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of December 31, 2007, the consolidated statements of operations for the three months ended December 31, 2007 and 2006 and the consolidated statements of cash flows for the three months ended December 31, 2007 and 2006 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position at December 31, 2007 and its results of operations for the three months ended December 31, 2007 and 2006 and cash flows for the three months ended December 31, 2007 and 2006. The results for the three months ended December 31, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2008.

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

•                  Collection is deemed probable..  The Company conducts a credit review for all transactions at the inception of an arrangement to determine the creditworthiness of the customer. If the Company determines that collection is not probable, revenue is deferred and recognized upon the receipt of cash.

The Company generally ships its products within 30 days after acceptance of a customer purchase order and execution of a software license agreement.  A high percentage of the Company’s revenue has historically been generated in the third month of each fiscal quarter, and this revenue tends to be concentrated in the later part of that month.  In some cases, the Company has discretion over the timing of product shipments, which affects the timing of revenue recognition for software license orders. In those cases, the Company considers a number of factors including: the delivery dates requested by customers and resellers; third party inventory on hand required to fulfill the order; the amount and number of license orders received in a quarter and the degree to which such orders are concentrated at the end of a quarter; and our operational capacity to fulfill such orders at the end of a quarter. Orders may exist at the end of a quarter that have not been shipped and not recognized as revenue.

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

Allowance for Doubtful Accounts

The Company offsets gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews the allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for doubtful accounts are recorded in sales and marketing expense.

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

Stock-Based Compensation

As of December 31, 2007, the Company had two stock-based employee compensation plans which are more fully described in Note 6.

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

Advertising Expense

Advertising expense primarily includes promotional expenditures and are expensed as incurred. Amounts incurred for advertising expense were not material for the three months ended December 31, 2007 and 2006.

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

	Three Months Ended December 31,
	2007	2006
	(unaudited)
	(in thousands)
Net loss	$(395)	$(26)
Other comprehensive income (loss):
Currency translation adjustment	7	(22)
Total comprehensive loss	$(388)	$(48)

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated from local currency into U.S. dollars using the current exchange rate at balance sheet date for assets and liabilities, and the average exchange rate prevailing during the period for revenue and expenses. The functional currency for the Company’s foreign subsidiaries is considered to be the local currency for each entity and, accordingly, translation adjustments for these subsidiaries are included in accumulated other comprehensive loss within stockholders’ deficit. Certain intercompany and third-party foreign currency-denominated transactions generated foreign currency remeasurement gains of $56,000 and $154,000 for the three months ended December 31, 2007 and 2006, respectively. Such gains are included within other income (expense) within the consolidated statements of operations.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which is the asset and liability method for accounting and reporting for income taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, SFAS No. 109 requires a valuation allowance against net deferred tax assets if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  The Company adopted FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes”, which is an interpretation of SFAS No. 109, Accounting for Income Taxes on October 1, 2007.

Net Loss Per Share

Through September 30, 2007, the Company calculated net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share, as clarified by EITF Issue No. 03-6, Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share. EITF Issue No. 03-6 clarifies the use of the “two-class” method of calculating earnings per share as originally prescribed in SFAS No. 128. Effective for periods beginning after March 31, 2004, EITF Issue No. 03-6 provides guidance on how to determine whether a security should be considered a “participating security” for purposes of computing earnings per share and how earnings should be allocated to a participating security when using the two-class method for computing basic earnings per share. The Company has determined that its redeemable convertible preferred stock outstanding during fiscal 2007 represents a participating security and therefore has applied the provisions of EITF Issue No. 03-6 to the three months ended December 31, 2006.

Under the two-class method, basic net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding for the fiscal period. Diluted net income (loss) per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. The Company has allocated net income first to preferred stockholders equal to the accretion of a discount and dividends on the outstanding preferred stock and then to preferred and common stockholders based on ownership interests. Net losses are not allocated to preferred stockholders. Diluted net income (loss) per share is the same as basic net income (loss) per share as losses have been allocated to the common stockholders for the three months ended December 31, 2006.

Commencing on October 1, 2007, EITF Issue No. 03-6 no longer applies due to the conversion of all shares of convertible preferred stock outstanding into shares of the Company’s common stock, upon the completion of the Company’s IPO in July 2007.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended December 31,
	2007	2006
	(unaudited)
	(in thousands except per share data)
Numerator:
Net loss	$(395)	$(26)
Allocation of net loss:
Net income applicable to preferred stockholders	—	126
Net loss applicable to common stockholders	$(395)	$(152)
Denominator:
Weighted average shares of common stock outstanding	26,683	11,900
Calculation of Net Loss Per Common Share:
Basic and diluted:
Net loss applicable to common stockholders	$(0.01)	$(0.01)
Net loss per common share	$(0.01)	$(0.01)

In calculating diluted earnings per share, shares related to redeemable convertible preferred stock and outstanding stock options and warrants were excluded because they were anti-dilutive.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combinations. This statement replaces SFAS No. 141, “Business Combinations.” This statement retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting (which Statement No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) will not have any impact on its consolidated financial statements to date, as the Company has not been a party to any acquisition since its formation in 2001.  The Company will be required to expense costs related to any acquisitions after September 30, 2008.

In February 2007, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, we are required to adopt these provisions at the beginning of the fiscal year ended September 30, 2009. The Company does not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, our board of directors having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and will be effective for us as of October 1, 2008. The Company does not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

3. Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	As of
	December 31, 2007	September 30, 2007
	(in thousands)
Cash	$9,515	$3,845
Money market funds	70,419	76,849
Total cash and cash equivalents	$79,934	$80,694

4.  Deferred revenues

Deferred revenue consists of the following:

	As of
	December 31, 2007		September 30, 2007
	(in thousands)
License	$3,465		$3,193
Services	11,672		9,143
Deferred revenue, current portion	15,137		12,336

License	726		1,207
Services	1,138		1,306
Deferred revenue, net of current portion	1,864	(a)	2,513
Total deferred revenue	$17,001		$14,849

(a)                                  Substantially all of the longterm deferred revenue contracts will be recognized into revenue in the twelve months following December 31, 2008.

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

5. Financing Agreements

Line of Credit

The Company has a secured line of credit of up to $7,500,000, subject to compliance with certain financial metrics, through June 2008. The Company has never drawn on the line thus there were no amounts ever outstanding. Interest on borrowings accrues at prime plus one-half percent and borrowings are secured by a portion of the Company’s domestic accounts receivable.

6. Stockholders’ Equity

As of December 31, 2007, the authorized capital stock of the Company also includes 10,000,000 shares of preferred stock, $0.001 par value per share and 90,000,000 shares of common stock, $0.001 par value per share.

Reserved Common Stock

As of December 31, 2007 and September 30, 2007, the Company has reserved common stock for the following:

	As of
	December 31, 2007	September 30, 2007
	Number of Shares	Number of Shares
	(unaudited)
Incentive equity awards outstanding or available for grant under 2007 Stock Option Incentive Plan	1,276,602	1,276,602
Options outstanding under the 2001 Stock Option and Grant Plan	3,960,440	4,033,771
Warrants	—	66,782
	5,237,042	5,377,155

Warrant to Purchase Common Stock

Pursuant to the line of credit agreement entered into in July 2004, the Company issued the lender a warrant to purchase 66,782 shares of the Company’s common stock at an exercise price of $1.50. The warrant would have expired seven years from the date of issuance and the value of the warrant on the date of grant was nominal.  The warrant was exercised as a cashless transaction during the three months ended December 31, 2007.  There are no warrants outstanding as of December 31, 2007.

Stock Option Plans

The Company has two stock option plans, the 2001 Stock Option and Grant Plan (2001 Option Plan) and the 2007 Stock Option Incentive Plan (2007 Option Plan), however, only the 2007 Option Plan is currently authorized to grant or issue new awards.   The Company’s Board of Directors elected to stop the grant or issuance of new awards from the 2001 Option Plan upon the adoption of the 2007 Option Plan.  The 2007 Option Plan provides for the issuance of up to 1,332,750 shares of common stock incentives. The Plans provide for the granting of incentive stock options (ISOs), nonqualified stock options, and stock grants. These incentives may be offered to the Company’s employees, officers, directors, consultants, and advisors, as defined in the plans.

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

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair values of options granted were calculated using the following estimated weighted-average assumptions:

	Three Months Ended December 31,
	2007	2006

Options granted	15,420	518,329
Weighted-average exercise prices	$30.74	$3.68
Weighted-average grant date fair-value	$11.64	$1.73
Assumptions:
Weighted-average expected volatility	41%	54%
Weighted-average expected term (in years)	4.1	4.1
Risk-free interest rate	4.11%	4.67%
Expected dividend yield	—	—

For the three months ended December 31, 2007 and 2006, approximately $1,214,000 and $241,000, respectively, of expense was recorded in connection with stock-based awards.  Unrecognized stock-based compensation expense to non-vested stock options of $6,701,000 at December 31, 2007 is expected to be recognized using the straight line method over a weighted-average period of 3.2 years. The adoption of SFAS No. 123(R) had no effect on cash flow for any period presented.

The following table summarizes stock-based compensation expense related to employee and director stock options, employee stock purchases, and restricted stock grants for the three months ended December 31, 2007 and 2006 which was allocated as follows:

	Three Months Ended December 31,
	2007	2006
	(unaudited)
	(in thousands)
Cost of services expense	$58	$5
Sales and marketing expense	454	69
Research and development expense	470	45
General and administrative expense	232	122
Stock-based compensation expense included in operating expenses	$1,214	$241

7. Income Taxes

Effective October 1, 2007, the Company adopted FIN48, Accounting for Uncertainty in Income Taxes.  The Company has recorded no cumulative effect to retained earnings pursuant to the adoption of FIN48.  A gross FIN 48 liability for uncertain tax positions in the amount of $48,000 was recorded as of December 31, 2007.  As of December 31, 2007 and October 1, 2007 the total amount of unrecognized tax benefits was $597,000 and $528,000, respectively, which would not affect the Company’s effective tax rate if recognized.  A full valuation allowance has been applied to the unrecognized tax benefits due to the Company’s domestic net operating loss carryforwards.  We reasonably estimate that the unrecognized tax benefits will not change significantly over the next twelve months.  In conjunction with the adoption of FIN48, the Company has classified uncertain tax positions as a non-current income tax liability unless expected to be paid within one year.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2007, the total amount of accrued interest and related penalties was $10,000.

The Company files a domestic federal income tax return, various state income tax returns, and foreign income tax returns in several jurisdictions.  We have domestic federal and state net operating loss carryforwards that may be subject to examination if utilized in future periods.  A full valuation allowance has been applied to these net operating losses, however, the Company believes any future potential adjustments of these carryforwards arising from an income tax audit will have an immaterial impact to our financial statements.

The Company has generated U.S. federal and state net operating losses since inception through 2007.  All of the Company’s U.S. federal tax losses are open to examination by the Internal Revenue Service.  With the exception of any loss carryforwards, the Company is no longer subject to state or local examinations for tax years before December 31, 2002.  Foreign income tax examinations from inception of the Company’s foreign subsidiaries’ formation, not earlier than 2002, are open. The difference between the Company’s statutory rate of 34% and the effective tax rate of (51%) and 179% as of December 31, 2007 and December 31, 2006, respectively, is due to the existence of taxable income in the Company’s foreign jurisdictions which are not offset against the Company’s U.S. federal loss carryforward, as well as, the existence of alternative minimum tax in the U.S..

8. Segment Information

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

Geographic Data

Total net revenue to unaffiliated customers by geographic area were as follows:

	Three Months Ended December 31,
	2007	2006
	(unaudited)
	(in thousands)
United States	$14,635	$7,783
United Kingdom	1,916	3,958
International, excluding United Kingdom	4,910	1,049
Total	$21,461	$12,790

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements And Projections

This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. These statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, results of operations and financial condition. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in this Quarterly Report on Form 10-Q, and in the “Risk Factors” contained in the Annual Report on Form 10-K for the period ended September 30, 2007.   Accordingly, you should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements.  The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

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

Gross Profit

Our gross profit has been and will be affected by many factors, including (a) the demand for our products and services, (b) the average selling price of our products and services, which in turn depends in part on the mix of products and services sold, (c) new product introductions, (d) competition and (e) the mix of sales channels through which our products are sold.

We expect cost of license revenue to remain relatively stable or increase slightly for the foreseeable future. We also expect services revenue to grow as a percentage of total revenue.  As a result, we expect that gross profit as a percentage of revenue will remain flat or decline slightly.

Operating Expenses

Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories. We grew from 217 employees at December 31, 2006 to 337 employees at December 31, 2007. We expect to continue to hire significant numbers of new employees to support our growth.

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

Interest income.  Interest income consists primarily of interest income earned on cash and cash equivalent balances less interest expense. We historically have invested our cash in money market accounts.

Other income.  Other income consists primarily of gains resulting from the foreign currency exchange rate impact of transactions conducted in currencies other than our functional currency.

Stock-Based Compensation Expense

On January 1, 2006, we adopted the requirements of SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) requires us to measure the cost of employee services received in exchange for an award of equity instruments, based on the fair value of the award on the date of grant, and to recognize the cost over the period during which the employee is required to provide the services in exchange for the award. We adopted SFAS No. 123(R) using the prospective method, which requires us to apply its provisions only to stock-based awards to employees granted or modified on or after January 1, 2006. The adoption of SFAS No. 123(R) had no effect on our cash flow for any period presented. See note 6 to our consolidated financial statements included in this quarterly report.

Application of Critical Accounting Policies and Use of Estimates

The discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to revenue, long-lived assets, the allowance for doubtful accounts, stock-based compensation and income taxes. We based our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Our actual results may differ from these estimates under different assumptions or conditions.

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

Allowance for Doubtful Accounts

We offset gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for doubtful accounts are recorded in sales and marketing expense. If our historical collection experience does not reflect our future ability to collect outstanding accounts receivables, our future provision for doubtful accounts could be materially affected. To date, we have not incurred any write-offs of accounts receivable significantly different than the amounts reserved. As of December 31, 2007 and September 30, 2007, the allowance for doubtful accounts were zero.

Stock-Based Compensation

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

As there was no public market for our common stock prior July 25, 2007, we have determined the volatility for options granted in fiscal 2007 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. During fiscal 2008, we are performing the same analysis to determine our volatility estimates using the same peer group of companies in addition to incorporating our own data.  The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies for a period equal to the expected life of the option. The expected volatility for options granted during the three months ended December 31, 2007 was 41%. The expected volatility for options granted during the three months ended December 31, 2006 was 54%. The expected life of options has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. The expected life of options granted during the three months ended December 31, 2007 and December 31, 2006 was 4.1 years. For the three months ended December 31, 2007, the risk-free interest rate used was 4.1%. For the three months ended December 31, 2006, the risk-free interest rate used was 4.7%. The risk-free interest rate is based on a zero coupon United States Treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock, therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was our historical policy under SFAS No. 123. As a result, we applied an estimated forfeiture rate, based on our historical forfeiture experience, of 4% in the three months ended December 31, 2007 and December 31, 2006 in determining the expense recorded in our consolidated statements of operations.

Prior to January 1, 2006, we granted stock options at exercise prices no less than the fair value as determined by our board of directors. Our board of directors used the guideline public company method, which estimates the fair value of a company by applying market multiples, in this case revenue multiples, of publicly traded firms in similar lines of business. The companies used for comparison under the guideline public company method were selected based on a number of factors, including but not limited to, their similarity to us with respect to industry, business model, financial risk and other factors. Equal weighting has been applied to each of the peer companies’ revenue multiples in determining the guideline public company fair value estimate. The board of directors also considered our operating and financial performance, external market conditions affecting our industry sector, the prices at which we sold shares of our convertible preferred stock, the superior rights and preferences of securities senior to our common stock at the time of each grant and the likelihood of achieving a liquidity event such as an initial public offering or sale of our company. The resulting fair value was then discounted by 10% to account for the lack of marketability of the common stock due to being a private company.  For all stock options grants made after January 1, 2006 through July 2007, the Board of Directors considered the factors listed above and the Company also engaged an unrelated third-party valuation specialist to prepare contemporaneous valuation reports to assist the Board of Directors with its determination of fair value and to document the fair value of the Company’s common stock for financial reporting and income tax purposes.

We have incorporated the fair values determined in the contemporaneous valuations into the Black-Scholes option pricing model when calculating the compensation expense to be recognized for the stock options granted during the three months ended December 31, 2006.

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

Income Taxes

We are subject to income taxes in both the United States and foreign jurisdictions, and we use estimates in determining our provision for income taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which is the asset and liability method for accounting and reporting for income taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. We adopted FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income taxes”, which is an interpretation of SFAS No. 109, Accounting for Income Taxes on October 1, 2007.

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

As of December 31, 2007 and September 30, 2007, a full valuation allowance against the deferred tax asset was deemed appropriate because we did not have sufficient positive evidence to ascertain that it was more likely than not that we would be able to realize our deferred tax assets.

Results of Operations

The following table sets forth our summary results of consolidated statements of operations for the periods indicated:

	Three Months Ended December 31,
	2007	2006
	(unaudited)

Net revenue:
License revenue	$14,586	$9,339
Services revenue	6,875	3,451
Total net revenue	21,461	12,790

Cost of revenue:
Cost of license revenue	552	274
Cost of services revenue	3,307	1,582
Total cost of revenue	3,859	1,856

Gross profit	17,602	10,934

Operating expense:
Sales and marketing	12,580	7,369
Research and development	4,444	2,657
General and administrative	1,702	1,093
Total operating expenses	18,726	11,119

Loss from operations	(1,124)	(185)

Other income:
Interest income	807	62
Other income	56	156
Total other income, net	863	218

(Loss) income before provision for income tax	(261)	33

Provision for income taxes	134	59

Net loss	$(395)	$(26)

Comparison of Three Months Ended December 31, 2007 and Three Months Ended December 31, 2006

Revenue

	Three Months Ended December 31,
	2007		2006
		Percentage of Total		Percentage of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percent
	(unaudited)
	(dollars in thousands)
Net revenue:
License revenue	$14,586	68%	$9,339	73%	$5,247	56%
Services revenue	6,875	32	3,451	27	3,424	99%
Total net revenue	$21,461	100%	$12,790	100%	$8,671	68%

License revenue.  License revenue increased 54%, after excluding the change in foreign currency exchange rates, or 56% in absolute dollars. The increase in license revenue was primarily a result of an increase in the licenses delivered during the three months ended December 31, 2007 as compared to the three months ended December 31, 2006, which reflected the growth in the domestic and worldwide market for our products, geographic expansion, primarily in Europe, and an increase in headcount of 42 employees in our sales and marketing organizations. International revenues, excluding Canada, represented 23% of license revenues for the three months ended December 31, 2007, compared to 45% for the three months ended December 31, 2006 and our international sales force increased by 10 employees.  International revenues, excluding Canada, during the three months ended December 31, 2006 was higher as a percentage of revenue due to a few large orders shipped to Europe during the period.

Services revenue.  Services revenue, which consists of revenue from maintenance and professional services, increased 97%, after excluding the change in foreign currency exchange rates, or 99% in absolute dollars. The increase in services revenue was attributable to an increase of 95% in maintenance and support fees associated with the growth in our installed product base and an increase of 107% in consulting and training revenue, including reimbursable travel expenses. Maintenance revenue, which is generally recurring revenue renewed annually, represented 60% of services revenue for the three months ended December 31, 2007 and 62% for the three months ended December 31, 2006. The balance of the services revenue relates to professional services, which are generally project-oriented and performed on a time-and-materials basis. International revenues, excluding Canada, represented 33% of services revenues for the three months ended December 31, 2007, compared to 23% for the three months ended December 31, 2006.

Total revenue.  Total revenue increased $8,671,000, or 65%, after excluding the change in foreign currency exchange rates, for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006. International revenues, excluding Canada, represented 26% of total revenues for the three months ended December 31, 2007, compared to 39% for the three months ended December 31, 2006.

Cost of Revenue and Gross Profit

	Three Months Ended December 31,
	2007		2006
		Percentage of Related		Percentage of Related	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percent
	(unaudited)
	(dollars in thousands)
Cost of revenue:
Cost of license revenue	$552	4%	$274	3%	$278	101%
Cost of services revenue	3,307	48%	1,582	46%	1,725	109%
Total cost of revenue	3,859	18%	1,856	15%	2,003	108%
Gross profit
License	14,034	96%	9,065	97%	4,969	55%
Services	3,568	52%	1,869	54%	1,699	91%
Total gross profit	$17,602	82%	$10,934	85%	$6,668	61%

Cost of license revenue.  The increase in cost of license revenue resulted from an overall increase in license revenue and product mix resulting in higher product costs primarily in third-party royalties. As a result, the cost of license revenue increased 1% as a percentage of related revenue.

Cost of services revenue.  The increase in cost of services revenue was primarily attributable to a $1,111,000 increase in personnel-related costs related to an increase in headcount of 23 employees in our services organizations, of which eight were international, from

December 31, 2006 to December 31, 2007, as well as increases to employee compensation. Salary and bonus expenses accounted for $592,000 of the increase in personnel-related costs. The increase in headcount was to support the growth in services revenue. The increase also reflects a $421,000 increase in travel expense resulting from the growth in our professional services organization.

Gross profit.  Gross profit on license revenue declined one percentage point due to product mix sold resulting in higher third-party royalties expense. Gross profit on services revenue declined by two percentage points primarily as a result of increased personnel related costs in our services organizations to meet the requirements of our expanding customer base. Overall gross margin for the three months ended December 31, 2007 was 82%.  We expect our overall gross margin to continue to be in the range of 80% to 84%, because we will continue to increase the number of employees in order to meet the requirements of our expanding customer base.

Operating Expenses and Other

	Three Months Ended December 31,
	2007			2006
		Percentage of Total			Percentage of Total		Period-to-Period Change
	Amount	Revenue		Amount	Revenue		Amount	Percent
	(unaudited)
	(dollars in thousands)
Operating expenses:
Sales and marketing	$12,580	59%		$7,369	58%		$5,211	71%
Research and development	4,444	21		2,657	21		1,787	67%
General and administrative	1,702	8		1,093	9		609	56%
Total operating expenses	$18,726	87%		$11,119	87%		$7,607	68%

Other income:
Interest income	$807	*	%	$62	*	%	$745	*	%
Other income	56	*		156	*		(100)	*	%
Total other income	$863	*	%	$218	*	%	$645	*	%

Provision for income taxes	$134	*	%	$59	*	%	$75	*	%

*              Percent change not meaningful.

Sales and marketing.  Sales and marketing expense increased 67%, after excluding the change in foreign currency exchange rates, or 71% in absolute dollars. The absolute increase in expense was attributable to a $3,374,000 increase in personnel-related costs primarily related to an increase in headcount of 42 employees in our sales and marketing organizations, of which 10 were international, from December 31, 2006 to December 31, 2007, including increased salary expense of $1,289,000 and commission expense of $1,472,000 attributed to higher revenue over the same period. The increase in headcount was to support the growth in revenues. The increase also reflects a $587,000 increase in travel expense resulting from the growth in sales personnel. Also contributing to the overall increase in sales and marketing expense during the three months ended December 31, 2007 were expenses relating to the increased facility costs necessary to support the growth of our business.  Stock-based compensation expense increased $385,000 primarily resulting from higher valuations on recent stock award grants.

Research and development.  The increase in research and development expense was attributable to a $1,257,000 increase in personnel-related costs and contractors primarily related to increases in employee compensation as well as an increase in headcount of 45 employees in our product development organization, of which 32 were located in Pune, India.  Increased salary, bonus and contractor expense accounted for the majority of the increase. The addition of personnel and our continued investment in research and development were driven by our strategy of maintaining our competitive position by expanding our product offerings and enhancing our existing products to meet the requirements of our customers and market. In addition, stock-based compensation expense increased $425,000 primarily resulting from higher valuations on recent stock award grants. The remainder of the overall increase relates to the facility costs necessary to support the growth of our business.

General and administrative.  The increase in general and administrative expense was attributable to a $408,000 increase in personnel-related costs and contractors primarily related to an increase in headcount of 10 employees in our domestic administrative support organization, as well as increases in employee compensation. Of the increase in personnel-related costs, $258,000 of the increase was attributable to salary and bonus expense and $104,000 related to the increased utilization of contractors. The addition of personnel and our continued investment in general and administrative functions were driven by our strategy to invest in infrastructure to support continued growth and incur additional expenses related to being a publicly traded company. Also contributing to the overall increase in general and administrative expense during the three months ended December 31, 2007 was an additional $110,000 in stock-based compensation.

Interest income.  Interest income increased, reflecting higher interest income due to a higher cash balance resulting from our initial public offering.

Other income.  Other income of $56,000 for the three months ended December 31, 2007 and $156,000 for the three months ended December 31, 2006 primarily resulted from gains related to foreign currency translation adjustments from our foreign currency denominated transactions.

Provision for income taxes.  We recorded a provision for international income taxes for the three months ended December 31, 2007 and December 31, 2006 of $99,000 and $59,000, respectively, due to the positive operating results of all of our international subsidiaries.  We also recorded a $35,000 provision for federal alternative minimum tax in the United States during the three months ended December 31, 2007.  We did not record a provision for income taxes for our U.S. entity for the three months ended December 31, 2006, due to an overall net loss for the period. At December 31, 2007, a full valuation allowance against our deferred tax asset was deemed appropriate because we did not have sufficient positive evidence to ascertain that it was more likely than not that we would be able to realize our deferred tax assets.

Seasonality

The timing of revenue in relation to our expenses, much of which does not vary directly with revenue, has an impact on the cost of services revenue, sales and marketing expense, research and development expense and general and administrative expense as a percentage of revenue in each calendar quarter during the year.

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

	As of and For the Three Months Ended
	December 31,
	2007	2006
	(unaudited)
	(in thousands)
Cash and cash equivalents	$79,934	$7,943
Accounts receivable, net	13,115	8,549
Cash provided by operating activities	75	214
Cash (used in) investing activities	(361)	(202)
Cash (used in) provided by financing activities	(543)	41

Cash and Cash Equivalents

Our cash and cash equivalents at December 31, 2007 were held for working capital purposes and were invested primarily in money market accounts with maturities less than 90 days from the date of purchase. We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections and changes to our allowance for doubtful accounts. We use allowance for doubtful accounts, our best estimate of the amount of probable credit losses, as a measurement of the quality and status of our receivables. To date, we have not incurred any write-offs of accounts receivable significantly different than amounts reserved. We also use days’ sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the collection status of our receivables. We define DSO as accounts receivable less the change in deferred revenue for the applicable period, divided by total revenue and multiplied by 90 days. DSO was 46 days at December 31, 2007, 56 days at September 30, 2007 and 49 days at December 31, 2006. We expect our DSO range to be between 50 and 60 days reflecting a typical DSO due to more of our revenue coming from international locations and a higher percentage of deals being received toward the end of the respective three month periods.

Operating Activities

Cash provided by (used in) operating activities primarily consists of our net loss adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation and the effect of changes in operating accounts and other activities. Cash provided by operating activities for the three months ended December 31, 2007 was $75,000 and consisted of $395,000 of net loss and $944,000 of operating accounts and other activities, offset by $1,214,000 of stock-based compensation, and $200,000 of depreciation. Cash used in operating accounts and other activities includes a $2,153,000 increase in deferred revenue offset by a combined decrease of $1,974,000 in accounts payable accrued employee costs and accrued other expenses, a $1,208,000 increase in accounts receivable and an $85,000 in prepaid expenses and other long-term assets.

Cash provided by operating activities for the three months ended December 31, 2006 was $214,000 and consisted of $26,000 of net loss and $171,000 of operating accounts and other activities, offset by $241,000 of stock-based compensation, $148,000 of depreciation. Cash used in operating accounts and other activities was primarily driven by the net loss and an increase of $1,970,000 in accounts receivable offset by the $1,606,000 increase in deferred revenue and $244,000 in accounts payable accrued employee costs and accrued other expenses.

Investing Activities

Cash used in investing activities consists of purchases of property and equipment. Cash used in investing activities in the three months ended December 31, 2007 and three months ended December 31, 2006 was $361,000 and $202 000, respectively, for the purchase of property and equipment.

Financing Activities

As a result of our IPO on July 25, 2007, we had accrued deal costs of $486,000 on September 30, 2007 that were subsequently paid during the three months ended December 31, 2007.

We also received proceeds from the exercise of common stock options and restricted stock in the amount of $38,000 during the three months ended December 31, 2007, which was off-set by the repurchase of restricted stock in the amount of $95,000.  During the three months ended December 31, 2006, we received proceeds from the exercise of common stock options and restricted stock in the amount of $31,000.  In addition to the proceeds from the exercise of common stock options and restricted stock, we also received $10,000 from the repayment of notes receivable from shareholders during the three months ended December 31, 2006.

Secured Line of Credit

In July 2004, we secured a line of credit for $5,000,000. The line of credit was available through April 2006. Pursuant to the line of credit agreement, we issued the lender a warrant to purchase 66,782 shares of our common stock at an exercise price of $1.50. The warrant would have expired seven years from the date of issue and the value of the warrant on the date of grant was nominal.  The warrant was exercised as a cashless transaction during the three months ended December 31, 2007.

In April 2006, the line of credit agreement was amended to increase the amount of funds available under the line from $5,000,000 to $7,500,000, subject to certain financial metrics. The line of credit agreement was also amended to extend the availability of these funds through June 2007, and amended again to extend the availability of these funds through June 2008. The line of credit bears an interest rate of prime plus one half percent. We have never drawn on the line.

Capital Expenditures

We have made capital expenditures primarily for computer equipment, as well as for leasehold improvements and other general purposes to support our growth. We expect to spend approximately $2,000,000 to $2,500,000 in capital expenditures in fiscal 2008. We are not currently a party to any purchase contracts related to future capital expenditures.

Off-Balance Sheet Arrangements

As of December 31, 2007, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(iii) of Regulation S-K of the SEC.

Contractual Obligations

The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. There have been no material changes to our contractual obligations since September 30, 2007.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combinations. This statement replaces SFAS No. 141, “Business Combinations.” This statement retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting (which Statement No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) will not have any impact on our consolidated financial statements to date, as we have not been a party to any acquisition since its formation in 2001.   We will be required to expense costs related to any acquisitions after September 30, 2008.

In February 2007, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, we are required to adopt these provisions at the beginning of the fiscal year ended September 30, 2009. We do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial position, results of operations or cash flows

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, our board of directors having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and will be effective for us as of October 1, 2008. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

We market our products in North America, Europe and the Asia-Pacific region and develop our products in North America and the Asia-Pacific region. As a result of our business activities in foreign countries, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. In certain countries, including Canada, United Kingdom, France, Italy, Germany, Netherlands, Spain and Japan, we sell our products in the local currency for the respective country. Additionally, a portion of our product development activities is based at our facility in India. This provides some natural hedging because most of our subsidiaries’ operating expenses are denominated in their local currencies. Regardless of this natural hedging, our results of operations may be adversely impacted by the exchange rate fluctuation. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions.

Interest Rate Risk

At December 31, 2007 and September 30, 2007, we had cash and cash equivalents totaling $79,934,000 and $80,694,000, respectively. These amounts were invested primarily in money market accounts. The cash and cash equivalents were held for working capital purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

ITEM 4T.            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A., “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2007, which was filed with the Securities and Exchange Commission on November 29, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable

(b)  On July 24, 2007, our Registration Statement on Form S-1 (File No. 333-138199) was declared effective by the U.S. Securities and Exchange Commission with respect to the initial public offering, or IPO, of shares of our common stock.  In the IPO, we registered the offering and sale of an aggregate of 4,690,000 shares of our common stock (including the 750,000 shares subject to the overallotment option which the underwriters exercised in full), and another 1,060,000 shares of our common stock sold by certain selling stockholders.  The offering did not terminate until after the sale of all of the shares registered on the registration statement. All of the shares of common stock issued pursuant to the registration statement, including the shares sold by the selling stockholders, were sold at a price to the public of $17.00 per share. The managing underwriters were Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Wachovia Capital Markets, LLC and Cowen and Company, LLC.

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

Upon the closing of the IPO we used $5.9 million of the $71.6 million in net proceeds to redeem our Series A redeemable preferred stock. As of December 31, 2007, we retained approximately $65.7 million of these net proceeds, none of which were used during the three month period ended December 31, 2007.  We intend to use the remainder of the net proceeds from the IPO for working capital and other general corporate purposes, including the potential funding of strategic acquisitions or investments, the continued expansion of our sales and marketing activities and the expanded funding of our research and development efforts. We have no current agreements or commitments with respect to any material acquisitions. Pending such uses, we plan to invest the net proceeds in short-term, interest-bearing, investment grade securities. There has been no material change in the planned use of proceeds from our IPO as described in the final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b).

(c)	ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2008	—		—	—	—
November 2008	35,157	(1)	$2.70	None	Not applicable
December 2008	—		—	—	—
Total	35,157

(1)  In November 2008, we repurchased 35,157 shares of common stock from a former officer of the Company upon his separation pursuant to an existing restricted stock agreement between the Company and the officer, which agreement provided the Company with the right to repurchase unvested shares of restricted stock at the price originally paid to the Company by such officer in respect of such shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

BLADELOGIC, INC.
(Registrant)

Date: February 13, 2008	/s/ Dev Ittycheria
Dev Ittycheria
President and Chief Executive Officer

Date: February 13, 2008	/s/ John J. Gavin, Jr.
John J. Gavin, Jr.
Executive Vice President, Finance, and Chief Financial Officer

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

10.1

Separation Agreement by and between BladeLogic, Inc. and Jeffrey Liotta executed on October 18, 2007 ((filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 22, 2007 and incorporated herein by reference).

10.2	Amended and Restated Senior Executive Incentive Bonus Plan. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 27, 2007 and incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

*

This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.